Form 10-Q
period 1996-03-31
PEOPLES BANCSHARES INC
filed 1996-05-16
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          FOR THE TRANSITION PERIOD FROM        TO
                                         ------    -------

Commission file number                        0-7449
                                              ------

                           PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                               04-3272233
- - -------------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

545 PLEASANT STREET
NEW BEDFORD, MASSACHUSETTS                                          02740
- - --------------------------                                          -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code               (508) 991-2601
                                                                 --------------

                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---
The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of March 31, 1996 was 3,340,493.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                              1

Table of Contents                                                                        2

PART I.    FINANCIAL INFORMATION (*)

           Item 1.     Financial Statements:
                       Consolidated Balance Sheets                                       3
                       Consolidated Statements of Income                                 4
                       Consolidated Statements of Changes in Stockholders' Equity        5
                       Consolidated Statements of Cash Flows                             6
                       Notes to Unaudited Consolidated Financial Statements              8

           Item 2.     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

PART II    OTHER INFORMATION                                                             14

SIGNATURES                                                                               16

EXHIBITS                                                                                 17

(*) The financial information at December 31, 1995 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY

                                        CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)
                                                (Unaudited)

                                                                               March 31,   December 31,
                                                                                 1996          1995
                                                                               ---------   ------------
                                ASSETS
                                ------

Cash and due from banks                                                        $ 19,182      $ 11,277
Short-term investments                                                               26            26
                                                                               --------      --------
   Total cash and cash equivalents                                               19,208        11,303
                                                                               --------      --------
Investment securities, available for sale                                       223,458       166,709
Loans held for sale                                                              16,549         5,272
Loans                                                                           251,160       133,591
   Less allowance for loan losses                                                (5,166)       (3,813)
                                                                               --------      --------
      Loans, net                                                                245,994       129,778
Other real estate owned, net                                                        340           571
Banking premises and equipment, net                                               8,633         3,578
Accrued interest receivable                                                       3,530         2,104
Deferred income taxes                                                             1,909         1,826
Intangible assets                                                                 1,419         1,508
Due from broker                                                                  10,213           938
Other assets                                                                      1,881           853
                                                                               --------      --------
         Total assets                                                          $533,134      $324,440
                                                                               ========      ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Deposits                                                                       $322,261      $174,583
Borrowed funds                                                                  153,337       126,245
Due to broker                                                                    25,346            --
Mortgagors' escrow accounts                                                       1,278           494
Accrued interest payable                                                          1,099           843
Accrued expenses                                                                  1,520         1,653
Other liabilities                                                                   911           945
                                                                               --------      --------
         Total liabilities                                                      505,752       304,763
                                                                               --------      --------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                 --            --
   Common stock - par value $0.10 per share; 20,000,000 shares authorized;
      issued and outstanding 3,340,493 and 2,324,007 shares                         334           232
   Additional paid-in capital                                                    21,699        14,015
   Retained earnings                                                              6,441         5,870
                                                                               --------      --------
                                                                                 28,474        20,117
   Net unrealized loss on securities available
      for sale, after tax effects                                                (1,092)         (440)
                                                                               --------      --------
         Total stockholders' equity                                              27,382        19,677
                                                                               --------      --------

         Total liabilities and stockholders' equity                            $533,134      $324,440
                                                                               ========      ========

See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                         ------------------
                                                              March 31,
                                                         ------------------
                                                          1996        1995
                                                          ----        ----

Interest and dividend income:
   Interest and fees on loans                            $3,675      $2,536
   Interest on short-term investments                        32          16
   Interest and dividends on investment securities        2,902       1,580
                                                         ------      ------
      Total interest and dividend income                  6,609       4,132
                                                         ------      ------

Interest expense:
   Interest on deposits                                   1,752       1,066
   Interest on borrowed funds                             1,903       1,148
                                                         ------      ------
      Total interest expense                              3,655       2,214
                                                         ------      ------

Net interest income                                       2,954       1,918
Provision for loan losses                                    75         150
                                                         ------      ------
Net interest income, after provision for loan losses      2,879       1,768
                                                         ------      ------

Other income:
   Customer service fees                                    277         211
   Losses on sales of securities, net                       (24)         (5)
   Gains on sales of loans,  net                            459           2
   Miscellaneous                                            183          35
                                                         ------      ------
      Total other income                                    895         243
                                                         ------      ------

Operating expenses:
   Salaries and employee benefits                         1,515         678
   Occupancy and equipment                                  306         144
   Data processing                                          139          64
   Professional fees                                         52          85
   Other real estate owned, net                              18         (33)
   Other general and administrative                         650         501
                                                         ------      ------
      Total operating expenses                            2,680       1,439
                                                         ------      ------

Income before income taxes                                1,094         572
Provision for income taxes                                  407         148
                                                         ------      ------
Net income                                               $  687      $  424
                                                         ======      ======

Income per share (primary and fully diluted)             $ 0.25      $ 0.18
                                                         ======      ======

Weighted average shares outstanding
     (primary and fully diluted)                          2,744       2,369
                                                         ======      ======

See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Three Months Ended March 31, 1996 and 1995
                                                   (Dollars in thousands)
                                                        (Unaudited)

                                                                                               Net Unrealized
                                                                                               Gain (Loss) on
                                                                    Additional                    Securities
                                                         Common      Paid-in       Retained       Available
                                                          Stock      Capital       Earnings       for Sale         Total
                                                         ------     ----------     --------    --------------      -----

Balance at December 31, 1995                              $232       $14,015       $ 5,870        $  (440)       $ 19,677

Net income                                                  --            --           687             --             687
Cash dividends paid                                         --            --          (116)            --            (116)
Exercise of stock warrants                                   5           236            --             --             241
Issuance of common stock                                    97         7,448            --             --           7,545
Change in net unrealized gain (loss) on
   securities available for sale, after tax effects         --            --            --           (652)           (652)
                                                          ----       -------       -------        -------        --------

Balance at March 31, 1996                                 $334       $21,699       $ 6,441        $(1,092)       $ 27,382
                                                          ====       =======       =======        =======        ========

Balance at December 31, 1994                              $230       $13,904       $ 3,769        $  (928)       $ 16,975

Net income                                                  --            --           424             --             424
Exercise of stock warrants                                   1            25            --             --              26
Exercise of stock options                                   --            12            --             --              12
Change in net unrealized gain (loss) on securities
  available for sale, after tax effects                     --            --            --            477             477
                                                          ----       -------       -------        -------        --------

Balance at March 31, 1995                                 $231       $13,941       $ 4,193        $  (451)       $ 17,914
                                                          ====       =======       =======        =======        ========


See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)
                                              (Unaudited)

                                                                                Three Months Ended
                                                                                -------------------
                                                                                     March 31,
                                                                                -------------------
                                                                                1996           1995
                                                                                ----           ----
Cash flows from operating activities:
  Net income                                                                  $    687       $    424
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
    Provision for loan losses                                                       75            150
    Depreciation and amortization                                                  312             82
    Gain on sale of banking premises and equipment                                 (62)          --
    Losses on sales of securities, net                                              24              5
    Gains on sales of loans, net                                                  (459)            (2)
    Loans originated for sale                                                  (54,306)          (172)
    Principal balance of loans sold                                             43,029            172
    Write-downs, provisions, and gain or loss on sales of other real
     estate owned                                                                  (23)          (123)
    Deferred tax expense                                                           300             94
    Increase in other assets, net of other liabilities                          (1,204)          (358)
                                                                              --------       --------
             Net cash provided (used) by operating activities                  (11,627)           272
                                                                              --------       --------

Cash flows from investing activities:
   Cash and cash equivalents received through acquisition                       20,664           --
   Proceeds from sales of investment securities available for sale                  --          8,514
   Proceeds from amortization of mortgage-backed securities
      available for sale                                                        10,232          1,178
   Proceeds from amortization of mortgage-backed securities held to maturity        --          1,673
   Purchase of securities available for sale                                   (53,136)        (9,307)
   Purchase of securities held to maturity                                          --         (9,053)
   Loan (originations and purchases) amortization and payoffs, net               3,904           (318)
   Proceeds from sales of other real estate owned                                  254            267
   Disbursements for other real estate owned                                        --             (6)
   Additions to banking premises and equipment, net                               (458)           (81)
                                                                              --------       --------
          Net cash used in investing activities                                (18,540)        (7,133)
                                                                              --------       --------

Cash flows from financing activities:
   Net increase in deposits                                                      2,975          4,000
   Net decrease in borrowings with maturities of 3 months or less              (27,828)        (3,197)
   Proceeds from issuance of borrowings with maturities in excess of 3 months   54,920         18,000
   Repayment of borrowings with maturities in excess of 3 months                    --         (8,000)
   Increase in mortgagors' escrow accounts                                         335             30
   Proceeds from exercise of stock warrants                                        241             26
   Proceeds from issuance of common stock                                        7,545           --
   Proceeds from exercise of stock options                                          --             12
   Cash dividends                                                                 (116)          --
                                                                              --------       --------
      Net cash provided by financing  activities                                38,072         10,871
                                                                              --------       --------

See accompanying notes to unaudited consolidated financial statements.

Net increase in cash and cash equivalents                                       7,905          4,010
  Cash and cash equivalents at beginning of period                             11,303          7,552
                                                                              -------        -------
   Cash and cash equivalents at end of period                                 $19,208        $11,562
                                                                              =======        =======

Supplementary information:
   Interest paid on deposit accounts                                          $ 1,712        $ 1,030
   Interest paid on borrowed funds                                              1,687          1,076
   Transfer from loans to other real estate owned, net                             --            746
   Transfers from other real estate owned to bank premises and equipment           --            150
   Increase in due to brokers, net                                             15,133             --
   Assets acquired in acquisition of branches                                 124,845             --
   Liabilities assumed in acquisition of branches                             145,509             --



See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     (1) The Consolidated Balance Sheet as of March 31, 1996, and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the periods ended March 31, 1996 and 1995 of People's Bancshares, Inc. and Subsidiary (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

          People's Bancshares, Inc. (the "Company") is a Massachusetts business corporation formed at the direction of People's Savings Bank of Brockton (the "Bank") to serve as the holding company for the Bank. On February 8, 1996, the Company and the Bank completed a reorganization (the "Reorganization") in which the Bank became a wholly owned subsidiary of the Company, and each issued and outstanding share of common stock of the Bank was converted into and exchanged for one share of common stock of the Company. As a result of the Reorganization, the Bank became a wholly owned subsidiary of the Company. The Company is a unitary bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the principal business of which consists of the business of the Bank. The only significant asset of the Company is the common stock of the Bank. Although the Company is a legal entity separate from the Bank, the Company itself is not engaged in any business activities.

          The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1995.

     (2)  EARNINGS PER SHARE
          ------------------

          Earnings per share is computed using the weighted average number of shares and common stock equivalents outstanding during each period. Earnings per share computations include common stock equivalents attributable to outstanding stock options and warrants. Average shares outstanding for the quarters ended March 31, 1996 and 1995 were approximately 2,744,000 and 2,369,000, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

Assets
- - ------

The Company's total assets at March 31, 1996 were $533.1 million, an increase of $208.7 million from December 31, 1995. The increase in assets, liabilities, and stockholders' equity primarily reflects the consummation on March 8, 1996 of the acquisition of five branches from subsidiaries of Fleet Financial Group, Inc. with approximately $145.5 million in assets (the "Branch Acquisition"), the issuance of common stock in a public offering completed in March 1996 (the "Offering") and an increase of $56.7 million in investment securities consisting primarily of mortgage-backed securities.

Loans
- - -----

Total loans and loans held for sale increased $128.8 million primarily as a result of the purchase of $113.7 in loans from the Branch Acquisition. Of the $113.7 million in acquired loans, $82.4 million represented 1-4 family residential mortgages, $20.8 million represented commercial and commercial real estate and $10.5 represented consumer loans. All acquired loans were performing loans at the time of the acquisition. At March 31, 1996, the Company's loans and loans held for sale were as folows:

                                                  (in millions)
        Residential mortgage loans                   $158.1
        Commercial, commercial real estate
            and construction loans                     87.5
        Consumer loans                                 22.1
                                                     ------
              Total                                  $267.7
                                                     ======

Deposits
- - --------

Total deposits increased $147.7 million to $322.3 million at March 31, 1996 from $174.6 million at December 31, 1995 primarily as a result of the Branch Acquisition. This deposit growth includes a $53.7 million increase in IRAs and time certificates of deposit and a $94.0 million increase in core deposits.

Non-performing Assets and Allowance for Loan Losses
- - ---------------------------------------------------

The allowance for loan losses has been established to absorb foreseeable losses inherent in the loan portfolio. The provision for loan losses and the level of the allowance are evaluated periodically by management and the Board of Directors. These provisions are the results of the Company's internal loan review, historical loan loss experience, trends in delinquent and non-accrual loans, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, collateral values, an estimate of potential loss exposure on significant credits, concentrations of credit, and present and prospective economic conditions based on facts then known.

Periodically, management reviews the portfolio, classifying each loan into categories by assessing the degree of risk involved. Considering this review, the Company establishes the adequacy of its allowance and necessary additions are charged to operations through the provision for loan losses. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely.

The allowance is an estimate. Ultimate losses may vary from current estimates and future additions to the allowance may become necessary. In addition, regulatory agencies, as an integral part of their examination process, review the Company's allowance and may require the Company to provide additions to the allowance based on their assessment, which may differ from management's.

At March 31, 1996, the Company's allowance for loan losses totaled $5.2 million or 1.93% of total loans and loans held for sale and 94.1% of non-performing loans compared to $3.8 million or 2.75% of total loans and loans held for sale and 79.8% of non-performing loans at December 31, 1995, and compared to $2.9 million or 2.53% of total loans and loans held for sale and 69.1% of non-performing loans at March 31, 1995. Management recorded a provision for loan losses of $75,000 for the three month period ended March 31, 1996, compared to $150,000 for the same period in 1995. The Company recorded a $1.7 million loan loss allowance in connection with the Branch Acquisition. Net charge-offs were $374,000 for the three month period ended March 31, 1996 compared to net charge-offs of $406,000 for the same period in 1995.

Non-performing assets increased to $5.8 million or 1.09% of total assets at March 31, 1996 from $5.3 million or 1.65% of total assets at December 31, 1995 and $5.5 million or 2.26% of total assets at March 31, 1995.

Equity
- - ------

The Company completed the Offering of approximately 968,000 shares of its common stock in March 1996 in which it raised $7.5 million of net proceeds. At March 31, 1996, the Company had approximately 3,340,000 shares of common stock outstanding and approximately 144,000 common stock equivalents.

RESULTS OF OPERATIONS
- - ---------------------

Overview
- - --------

Comparisons of year to year operating results have been significantly affected by four purchase transactions during the 12 months prior to March 31, 1996 that have resulted in the Company increasing its asset size from $243.3 million at March 31, 1995 to $533.1 million at March 31, 1996. Operating results have also been significantly affected by the formation of People's Mortgage Corporation in the spring of 1995 which is reflected in gains on sales of loans of $459,000 in the first quarter of 1996 compared to $2,000 in the corresponding quarter of 1995. Quarterly comparisons have also been significantly affected by the Company increasing its investment portfolio (primarily mortgage-backed securities) by $112.1 million since March 31, 1995 funded by an increase of $69.0 million in borrowed funds with the remainder funded by cash received from the Branch Acquisition and the Offering. Finally, results have also been significantly affected by an increase in the Company's effective tax rate to 37% in the first quarter of 1996 compared to 26% in the first quarter of 1995 as a result of the Company utilizing all remaining tax carryforward benefits in 1995. Net income amounted to $687,000 or $0.25 per share (primary and fully diluted) for the three months ended March 31, 1996 compared to net income of $424,000 or $0.18 per share (primary and fully diluted) for the same period in 1995.

Net Interest Income
- - -------------------

Net interest income increased $1.0 million for the three months ended March 31, 1996 compared to the same period in 1995. These changes resulted mostly from increased average earning assets. For the first three months of 1996, average earning assets increased 59% compared to the same period in 1995.

Interest and dividend income increased to $6.6 million for the three months ended March 31, 1996 from $4.1 million for the same period in 1995. Interest income was positively affected by an increase in yield on average earning assets to 7.56% for the three months ended March 31, 1996 from 7.50% for the same period in 1995. Yields on loans decreased to 8.63% for the three months ended March 31, 1996 compared to 8.89% for the same period in 1995. Yields on investments increased to 6.53% for the three months ended March 31, 1996 compared to 6.00% for the same period in 1995.

Interest expense increased to $3.7 million for the three months ended March 31, 1996 from $2.2 million for the same period in 1995. This increase was due to a $755,000 increase in interest expense on borrowed funds and a $686,000 increase in interest expense on deposits for the three months ended in March 31, 1996 compared to the same period in 1995.

During the first three months of 1996, average borrowed funds amounted to $134.6 million compared to $81.0 million during the first three months of 1995. The Company has increased its use of borrowed funds, primarily advances from the Federal Home Loan Bank of Boston ("FHLB"), to fund purchases of mortgage-backed securities. Rates paid on average borrowed funds were 5.66%, for the three months ended March 31, 1996 compared to 5.67% for the same period in 1995.

The increase in deposit interest expense was due to an increase in the average cost of deposits to 3.73% for the three month period ended March 31, 1996 from 3.45% for the same period in 1995. Deposit expense also increased due to an increase of average deposits to $188.0 million for the three months ended March 31, 1996 compared to $123.5 million for the same period in 1995.

Provision for Loan Losses
- - -------------------------

The provision for loan losses amounted to $75,000 for the three months ended March 31, 1996 compared to $150,000 for the same period in 1995. The provisions for loan losses were deemed necessary due to the continued weakness of the local economy and real estate market. If the local economy and real estate market deteriorate, it may be necessary for the Company to make additional provisions for loan losses.

Other Income
- - ------------

Other income was $895,000 for the three months ended March 31, 1996 compared to $243,000 for the same period in 1995. The quarterly increase is primarily attributable to a $457,000 increase in gains from sales of loans, a $66,000 increase in customer service fees, and a $62,000 gain on sale of land included in miscellaneous other income. The increase in loan sale gains reflects the formation and growth of People's Mortgage Corporation since March 31, 1995 while the increase in customer service fees reflects the Company's increased depositor base.

Operating Expenses
- - ------------------

Total operating expenses amounted to $2.7 million for the three months ended March 31, 1996 compared to $1.4 million for the same period in 1995. Operating expenses include an estimated $223,000 in non-recurring expenses related to the Branch Acquisition.

Salaries and benefits expense increased $837,000 for the three months ended March 31, 1996 compared to the same period in 1995. The increase in salaries and benefits reflects general salary increases, added lending and mortgage banking staffing, the acquisition or opening of four branches in 1995, operations of the five branches acquired in the Branch Acquisition in 1996, and non-recurring expenses associated with the Branch Acquisition.

Occupancy and equipment expense increased $162,000 for the three months ended March 31, 1996 compared to the same period in 1995 primarily due to additional costs associated with acquired branches and People's Mortgage Corporation. Data processing expense increased $75,000 for the three months ended March 31, 1996 compared to the same period in 1995 due to the growth in the number of accounts serviced since March 31, 1995. Professional fees expense decreased $33,000 for the three months ended March 31, 1996 compared to the same period in 1995. Other real estate owned expenses increased $51,000 for the three months ended March 31, 1996 compared to the same period in 1995. This increase reflects gains on sales of other real estate owned in the first quarter of 1995 that reduced net OREO expenses in that quarter. Other general and administrative expenses increased $149,000 for the three months ended March 31, 1996 compared to the same period in 1995 due to varied non-recurring expenses associated with the Branch Acquisition.

Provision for Income Taxes
- - --------------------------

The Company recognized income tax expense of $407,000 in the three months ended March 31, 1996 compared to income tax expense of $148,000 for the same period in 1995. In 1995, the remainder of tax carryforward benefits were utilized to reduce the Company's income tax expense.

Liquidity and Capital Resources
- - -------------------------------

The Company's liquidity management focuses upon the Company's ability to provide the cash reserves and cash equivalents necessary to honor contractual liabilities and commitments, meet depositors' withdrawal demands, fund operations and provide customers with adequate available credit. The Company's primary sources of liquidity are customer deposits, principal and interest payments on loans, interest and dividends on investments and proceeds from the maturity or sale of investments. The Company also has the ability to borrow from the Federal Home Loan Bank of Boston on a collateralized basis. The Company believes that it has adequate liquidity to meet its needs.

At March 31, 1996, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at March 31, 1996 was 7.34%, compared to 6.04% at December 31, 1995. The Company's book value per share was $8.20 at March 31, 1996, $8.47 at December 31, 1995, and $7.76 at March 31,
1995. The decrease in book value per share from December 31, 1995 was primarily attributable to the decrease in the equity valuation account for net unrealized losses on the Company's investment securities available for sale resulting from recent increases in market interest rates.

Other Information
- - -----------------

On May 10, 1995, the Company acquired the Bank of Taunton, a Co-operative Bank ("Taunton"). The acquisition was effected pursuant to an agreement with Taunton dated January 24, 1995 in which Taunton converted from a mutual to stock form bank in a supervisory conversion under regulations of the Massachusetts Commissioner of Banks, the Company acquired all of the capital stock of Taunton in the conversion, and Taunton was then merged with and into the Company. Taunton's assets amounted to approximately $17.8 million at acquisition.

On November 29, 1994, the Company announced that it had entered into an agreement with Haymarket Cooperative Bank to acquire the deposits from Haymarket's Brockton branch. The Company completed the acquisition of $9.7 million in deposits from Haymarket on July 22, 1995.

On May 22, 1995, the Company announced that it had entered into an agreement with the Bank of Boston to acquire the Bank of Boston's Mansfield, Massachusetts branch. The Company completed the branch acquisition from the Bank of Boston on September 23, 1995 receiving $13.0 million in deposits.

On September 30, 1995, the Company entered into an agreement with Fleet Bank of Massachusetts, N.A. and Shawmut Bank of Massachusetts, N.A. to acquire certain assets and liabilities of five branches that were required to be divested in connection with the merger of Shawmut National Corporation with and into Fleet Financial Group, Inc.

On March 8, 1996 the Company completed an offering of its common stock in order to maintain its status as a "well-capitalized" institution as defined by the FDIC upon the completion of the branch acquisition. The Company raised net proceeds of $7.5 million upon completion of the offering.

On April 30, 1996 the Company declared a $0.07 dividend to be paid on May 31, 1996 to shareholders of record on May 14, 1996.

                           PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

Not Applicable.

ITEM 2.         CHANGES IN SECURITIES.

Not Applicable.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not Applicable.

ITEM 5.         OTHER INFORMATION.

Not Applicable.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit         Description
- - -------         -----------

 2.1 Plan of Reorganization and Acquisition by and between the Company and the Bank dated as of March 31, 1996. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 8, 1996 (the "Form 8-K"))

 3.1 Restated Articles of Organization of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 1996, (the "Form 10-K"))

 3.2 By-laws of the Company, as amended and restated (Incorporated by reference to the Form 8-K)

 4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to the Form 8-K).

 4.2 Articles IV and VI(I)-(K) of Restated Articles of Organization of the Company (see Exhibit 3.1)

 4.3            Articles I and IV of By-laws of the Company (see Exhibit 3.2)

10.1            (Intentionally omitted)

10.2            (Intentionally omitted)

10.3            (Intentionally omitted)

10.4 Amended and Restated Special Termination Agreement by and among the Company, the Bank and John A. Williams, dated as of February 7, 1996. (Incorporated by reference to the Form 10-K)

10.5 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Colin C. Blair, dated as of February 7, 1996. (Incorporated by reference to the Form 10-K)

10.6 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Donna L. Boulanger, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the "Form S-1"))

10.7 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Charles R. Leyton, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the Form S-1))

10.8 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Lorraine P. Healy, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the Form S-1))

10.9 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Robert Cully, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the Form S-1))

10.10 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Maureen A. Gregory, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the Form S-1).)

10.17           Amended and Restated Directors' Stock Option Plan.
                (Incorporated by reference to the Form 10-K).

10.18 Amended and Restated Incentive and Nonqualified Stock Option Plan. (Incorporated by reference to the Form 10-K).

10.19           Form of Nonemployee Nonqualified Stock Option Agreement.
                (Incorporated by reference to the Form S-1)

10.20           Form of Employee Nonqualified Stock Option Agreement.
                (Incorporated by reference to the Form S-1).

10.21 Form of Incentive Stock Option Agreement. (Incorporated by reference to the Form S-1.)

10.29 Purchase and Assumption Agreement by and between People's Savings Bank of Brockton and Fleet Bank N.A. dated as of September 30, 1995. (Incorporated by reference to the Form S-1.)

10.30 Purchase and Assumption Agreement by and between People's Savings Bank of Brockton and Shawmut Bank of Massachusetts, N.A. dated as of September 30, 1995. (Incorporated by reference to the Form S-1.)

10.31 Amendment No. 1 to Purchase and Assumption Agreement, dated as of March 8, 1996, by and between People's Savings Bank of Brockton, Fleet Bank of Massachusetts N.A. and certain other parties dated as of September 30, 1995. (Incorporated by reference to the Form 10-K.)

10.32 Amendment No. 1 to Purchase and Assumption Agreement, dated as of March 8, 1996, by and between People's Savings Bank of Brockton, Fleet National Bank of Massachusetts (formerly Shawmut Bank, N.A.) and certain other parties dated as of September 30, 1995. (Incorporated by reference to the Form 10-K.)

27              Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K. On February 8, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission with respect to the completion of the Reorganization. On such date, the Bank filed a report on Form F-3 with the Federal Deposit Insurance Corporation with respect to the completion of the Reorganization.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PEOPLE'S BANCSHARES, INC.


5/15/96               By:  /s/ John A. Williams
- - --------------             --------------------------
Date                       John A. Williams
                           President, Chief Executive
                           Officer and Director



5/15/96               By:  /s/  Colin  C. Blair
- - --------------             -----------------------------------------------------
Date                       Colin C. Blair
                           Vice President, Treasurer and Chief Financial Officer
                           (principal financial and accounting officer)

                                EXHIBIT INDEX
                                -------------

Exhibit         Description
- - -------         -----------

 2.1 Plan of Reorganization and Acquisition by and between the Company and the Bank dated as of March 31, 1996. (Incoporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 8, 1996 (the "Form 8K"))

 3.1 Restated Articles of Organization of the Company (Incoporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 1996, (the "Form 10-K"))


 3.2 By-laws of the Company, as amended and restated (Incorporated by reference to the Form 8-K).

 4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to the Form 8-K).

 4.2 Articles IV and VI(I)-(K) of Restated Articles of Organization of the Company (see Exhibit 3.1)

 4.3            Articles I and IV of By-laws of the Company (see Exhibit 3.2)

10.1            (Intentionally omitted)

10.2            (Intentionally omitted)

10.3            (Intentionally omitted)

10.4 Amended and Restated Special Termination Agreement by and among the Company, the Bank and John A. Williams, dated as of February 7, 1996. (Incorporated by reference to the Form 10-K)

10.5 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Colin C. Blair, dated as of February 7, 1996. (Incorporated by reference to the Form 10-K)

10.6 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Donna L. Boulanger, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the "Form S-1"))

10.7 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Charles R. Leyton, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the Form S-1))

10.8 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Lorraine P. Healy, dated as of February 7, 1996. (Incorporated by reference to the

                Registration Statement Form S-1 filed with the commission on November 24, 1995, (the Form S-1))

10.9 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Robert Cully, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the Form S-1))

10.10 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Maureen A. Gregory, dated as of February 7, 1996. (Incorporated by reference to the Registration Statement Form S-1 filed with the commission on November 24, 1995, (the Form S-1))

10.17           Amended and Restated Directors' Stock Option Plan.
                (Incorporated by reference to the Form 10-K).

10.18 Amended and Restated Incentive and Nonqualified Stock Option Plan. (Incorporated by reference to the Form 10-K).

10.19           Form of Nonemployee Nonqualified Stock Option Agreement.
                (Incorporated by reference to the Form S-1)

10.20           Form of Employee Nonqualified Stock Option Agreement.
                (Incorporated by reference to the Form S-1)

10.21 Form of Incentive Stock Option Agreement. (Incoporated by reference to the Form S-1.)

10.29 Purchase and Assumption Agreement by and between People's Savings Bank of Brockton and Fleet Bank N.A. dated as of September 30, 1995. (Incorporated by reference to the Form S-1.)

10.30 Purchase and Assumption Agreement by and between People's Savings Bank of Brockton and Shawmut Bank of Massachusetts, N.A. dated as of September 30, 1995. (Incorporated by reference to the Form S-1.)

10.31 Amendment No. 1 to Purchase and Assumption Agreement, dated as of March 8, 1996, by and between People's Savings Bank of Brockton, Fleet Bank of Massachusetts N.A. and certain other parties dated as of September 30, 1995. (Incorporated by reference to the Form 10-K.)

10.32 Amendment No. 1 to Purchase and Assumption Agreement, dated as of March 8, 1996, by and between People's Savings Bank of Brockton, Fleet National Bank of Massachusetts (formerly Shawmut Bank, N.A.) and certain other parties dated as of September 30, 1995. (Incorporated by reference to the Form 10-K.)

27              Financial Data Schedule (filed herewith).