Form 10-Q
period 1996-06-30
PEOPLES BANCSHARES INC
filed 1996-08-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ FOR QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission file number                0-7449
                                      ------

                            PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                            04-3272233
- -------------                                            ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

545 PLEASANT STREET
NEW BEDFORD, MASSACHUSETTS                               02740
- --------------------------                               -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (508) 991-2601
                                                         --------------

                          -----------------------------


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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of June 30, 1996 was 3,367,395.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                       1

Table of Contents                                                                 2

PART I. FINANCIAL INFORMATION (*)

        Item 1.  Financial Statements:
                 Consolidated Balance Sheets                                      3
                 Consolidated Statements of Income                                4
                 Consolidated Statements of Changes in Stockholders' Equity       5
                 Consolidated Statements of Cash Flows                            6
                 Notes to Unaudited Consolidated Financial Statements             8

        Item 2.  Management's Discussion and Analysis of Financial Condition
                  Results of Operations                                           9

PART II OTHER INFORMATION                                                        14

SIGNATURES                                                                       15

EXHIBITS                                                                         16


(*) The financial information at December 31, 1995 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             June 30,  December 31,
                                                                               1996       1995
                                                                               ----       ----

                                      ASSETS
                                      ------
Cash and due from banks                                                      $ 21,465    $ 11,277
Short-term investments                                                          5,031          26
                                                                             --------    --------
   Total cash and cash equivalents                                             26,496      11,303
                                                                             --------    --------
Investment securities, available for sale                                     223,118     166,709
Loans held for sale                                                            11,539       5,272
Loans                                                                         250,244     133,591
   Less allowance for loan losses                                              (4,922)     (3,813)
                                                                             --------    --------
      Loans, net                                                              245,322     129,778
Other real estate owned, net                                                      335         571
Banking premises and equipment, net                                             8,898       3,578
Accrued interest receivable                                                     3,683       2,104
Deferred income taxes                                                           1,775       1,826
Intangible assets                                                               1,409       1,508
Due from broker                                                                   613         938
Other assets                                                                    1,255         853
                                                                             --------    --------
         Total assets                                                        $524,443    $324,440
                                                                             ========    ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Deposits                                                                     $330,399    $174,583
Borrowed funds                                                                161,570     126,245
Mortgagors' escrow accounts                                                     1,001         494
Accrued interest payable                                                        1,262         843
Accrued expenses                                                                1,460       1,653
Other liabilities                                                                 979         945
                                                                             --------    --------
         Total liabilities                                                    496,671     304,763
                                                                             --------    --------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                             --          --
   Common stock - par value $0.10 per share; 20,000,000 shares authorized;
      issued and outstanding 3,367,395 and 2,324,007 shares                       337         232
   Additional paid-in capital                                                  21,868      14,015
   Retained earnings                                                            7,175       5,870
                                                                             --------    --------
                                                                               29,380      20,117
   Net unrealized loss on securities available
      for sale, after tax effects                                              (1,608)       (440)
                                                                             --------    --------
         Total stockholders' equity                                            27,772      19,677
                                                                             --------    --------
         Total liabilities and stockholders' equity                          $524,443    $324,440
                                                                             ========    ========

See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended      Six Months Ended
                                                              June 30,              June 30,
                                                        ------------------     -------------------
                                                          1996       1995        1996       1995
                                                          ----       ----        ----       ----
Interest and dividend income:
   Interest and fees on loans                            $5,135     $2,792     $ 8,809      $5,328
   Interest on short-term investments                        32         91          64         107
   Interest and dividends on investment securities        3,489      1,834       6,391       3,414
                                                         ------     ------     -------      ------
      Total interest and dividend income                  8,656      4,717      15,264       8,849
                                                         ------     ------     -------      ------

Interest expense:
   Interest on deposits                                   2,779      1,361       4,531       2,427
   Interest on borrowed funds                             2,153      1,326       4,056       2,474
                                                         ------     ------     -------      ------
      Total interest expense                              4,932      2,687       8,587       4,901
                                                         ------     ------     -------      ------


Net interest income                                       3,724      2,030       6,677       3,948
Provision for loan losses                                    --        150          75         300
                                                         ------     ------     -------      ------
Net interest income, after provision for loan losses      3,724      1,880       6,602       3,648
                                                         ------     ------     -------      ------

Other income:
   Customer service fees                                    440        224         717         435
   Losses on sales of securities, net                        --         (5)        (24)        (10)
   Gains on sales of loans,  net                            647         80       1,106          82
   Gains on sale of banking premises and equipment           99         --         162          --
   Miscellaneous                                             98         24         218          59
                                                         ------     ------     -------      ------
      Total other income                                  1,284        323       2,179         566
                                                         ------     ------     -------      ------

Operating expenses:
   Salaries and employee benefits                         1,981        776       3,496       1,454
   Occupancy and equipment                                  382        178         688         322
   Data processing                                          176         51         315         115
   Professional fees                                        170        107         222         192
   Other real estate owned, net                               9         66          27          33
   Other general and administrative                         759        392       1,409         893
                                                         ------     ------     -------      ------
      Total operating expenses                            3,477      1,570       6,157       3,009
                                                         ------     ------     -------      ------

Income before income taxes                                1,531        633       2,624       1,205
Provision for income taxes                                  564        159         970         307
                                                         ------     ------     -------      ------
Net income                                               $  967     $  474     $ 1,654      $  898
                                                         ======     ======     =======      ======

Income per share (primary and fully diluted)             $ 0.28     $ 0.20     $  0.53      $ 0.38
                                                         ======     ======     =======      ======

Weighted average shares outstanding
     (primary and fully diluted)                          3,498     2 ,374       3,119       2,370
                                                         ======     ======     =======      ======



See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                     Six Months Ended June 30, 1996 and 1995
                     ---------------------------------------
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                     Net Unrealized
                                                                                         Loss on
                                                            Additional                  Securities
                                                 Common      Paid-in      Retained       Available
                                                 Stock       Capital      Earnings       for Sale      Total
                                                 -----       -------      --------       --------      -----

Balance at December 31, 1995                      $232       $14,015       $5,870        $  (440)     $19,677

Net income                                           -             -        1,654              -        1,654
Cash dividends paid                                  -             -         (349)             -         (349)
Exercise of stock warrants                           7           353            -              -          360
Exercise of stock options                            1            12            -              -           13
Issuance of common stock                            97         7,488            -              -        7,585
Change in net unrealized loss on securities
   available for sale, after tax effects             -             -            -         (1,168)      (1,168)
                                                  ----       -------       ------        -------      -------

Balance at June 30, 1996                          $337       $21,868       $7,175        $(1,608)     $27,772
                                                  ====       =======       ======        =======      =======

Balance at December 31, 1994                      $230       $13,904       $3,769        $  (928)     $16,975

Net income                                           -             -          898              -          898
Exercise of stock warrants                           1            44            -              -           45
Exercise of stock options                            -            12            -              -           12
Change in net unrealized loss on securities
  available for sale, after tax effects              -             -            -            727          727
                                                  ----       -------       ------        -------      -------

Balance at June 30, 1995                          $231       $13,960       $4,667        $  (201)     $18,657
                                                  ====       =======       ======        =======      =======




See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ---------------------
                                                                                        1996        1995
                                                                                     ---------    --------
Cash flows from operating activities:
   Net income                                                                        $   1,654    $    898
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision for loan losses                                                              75         300
     Depreciation and amortization                                                         597         118
     Gain on sale of banking premises and equipment                                       (162)          -
     Losses on sales of securities, net                                                     24          10
     Loans originated for sale                                                        (110,166)       (974)
     Principal balance of loans sold                                                   103,899         974
     Write-downs, provisions, and gain or loss on sales of other real estate owned         (73)       (146)
     Deferred tax expense                                                                  784         183
     Increase in other assets, net of other liabilities                                 (1,435)       (216)
                                                                                     ---------    --------
              Net cash provided (used) by operating activities                          (4,803)      1,147
                                                                                     ---------    --------

Cash flows from investing activities:
    Cash and cash equivalents received through acquisition                              20,664       2,487
    Proceeds from sales of investment securities available for sale                     11,102      19,601
    Proceeds from maturities of investment securities available for sale                 2,000           -
    Proceeds from amortization of mortgage-backed securities
       available for sale                                                               23,167       2,375
    Proceeds from amortization of mortgage-backed securities held to maturity                -       3,776
    Purchase of securities available for sale                                          (94,739)    (48,009)
    Purchase of securities held to maturity                                                  -        (411)
    Loan (originations and purchases) amortization and payoffs, net                      3,940      (1,635)
    Proceeds from sales of other real estate owned                                         479         829
    Disbursements for other real estate owned                                                -          (6)
    Proceeds from sale of banking premises and equipment                                   424           -
    Additions to banking premises and equipment                                         (1,146)       (218)
                                                                                     ---------    --------
           Net cash used in investing activities                                       (34,109)    (21,211)
                                                                                     ---------    --------

Cash flows from financing activities:
    Net increase in deposits                                                            11,113       4,329
    Net decrease in borrowings with maturities of 3 months or less                     (23,995)     (2,803)
    Proceeds from issuance of borrowings with maturities in excess of 3 months          68,920      23,000
    Repayment of borrowings with maturities in excess of 3 months                       (9,600)     (3,000)
    Increase (decrease) in mortgagors' escrow accounts                                      58         (35)
    Proceeds from exercise of stock warrants                                               360          45
    Proceeds from issuance of common stock                                               7,585           -
    Proceeds from exercise of stock options                                                 13          12
    Cash dividends                                                                        (349)          -
                                                                                     ---------    --------
       Net cash provided by financing activities                                        54,105      21,548
                                                                                     ---------    --------

See accompanying notes to unaudited consolidated financial statements.


Net increase in cash and cash equivalents                                       15,193     1,484
   Cash and cash equivalents at beginning of period                             11,303     7,552
                                                                              --------   -------
   Cash and cash equivalents at end of period                                 $ 26,496   $ 9,036
                                                                              ========   =======

Supplementary information:
   Interest paid on deposit accounts                                          $  4,369   $ 2,369
   Interest paid on borrowed funds                                               3,796     2,495
   Transfer from loans to other real estate owned, net                             170       944
   Transfers from other real estate owned to banking premises and equipment          -       150
   Income taxes paid                                                                11        23
   Decrease in due from brokers, net                                               325         -
   Assets acquired in acquisition of branches                                  124,845    15,315
   Liabilities assumed in acquisition of branches                              145,509    17,802



See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
- ----------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------------

(1) The Consolidated Balance Sheet as of June 30, 1996, and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the periods ended June 30, 1996 and 1995 of People's Bancshares, Inc. and Subsidiary (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

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

(2)  EARNINGS PER SHARE
     ------------------

     Earnings per share is computed using the weighted average number of shares and common stock equivalents outstanding during each period. Earnings per share computations include common stock equivalents attributable to outstanding stock options and warrants. Weighted average shares and equivalent shares outstanding for the quarters ended June 30, 1996 and 1995 were approximately 3,498,000 and 2,374,000, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

Assets
- ------

The Company's total assets at June 30, 1996 were $524.4 million, an increase of $200.0 million from December 31, 1995. The increase in assets, liabilities, and stockholders' equity primarily reflects the consummation on March 8, 1996 of the acquisition of five branches from subsidiaries of Fleet Financial Group, Inc. with approximately $145.5 million in assets (the "Branch Acquisition"), the issuance of common stock in a rights offering completed in March 1996 (the "Offering") and an increase of $56.4 million in investment securities consisting primarily of mortgage-backed securities.

Loans
- -----

Total loans and loans held for sale increased $122.9 million primarily as a result of the purchase of $113.7 million in loans from the Branch Acquisition.
Of the $113.7 million in acquired loans, $82.4 million represented 1-4 family residential mortgages, $20.8 million represented commercial and commercial real estate, and $10.5 million represented consumer loans. All acquired loans were performing loans at the time of acquisition. At June 30, 1996, the Company's loans and loans held for sale were as follows:

                                                     (in millions)
        Residential mortgage loans                     $152.9
        Commercial, commercial real estate
            and construction loans                       88.1
        Consumer loans, including home
            equity loans                                 20.8
                                                       ------
              Total                                    $261.8
                                                       ======

Deposits
- --------

Total deposits increased $155.8 million to $330.4 million at June 30, 1996 from $174.6 million at December 31, 1995 primarily as a result of the Branch Acquisition. This deposit growth includes a $62.0 million increase in IRAs and time certificates of deposit and a $93.8 million increase in core deposits.

Non-performing Assets and Allowance for Loan Losses
- ---------------------------------------------------

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

At June 30, 1996, the Company's allowance for loan losses totaled $4.9 million or 1.88% of total loans and loans held for sale and 102.3% of non-performing loans compared to $3.8 million or 2.75% of total loans and loans held for sale and 79.8% of non-performing loans at December 31, 1995, and compared to $4.2 million or 3.18% of total loans and loans held for sale and 84.3% of non-performing loans at June 30, 1995. Management recorded no provision for loan losses for the three month period ended June 30, 1996 and $75,000 for the six month period ended June 30, 1996, compared to $150,000 and $300,000 for the same periods in 1995. The Company recorded a $1.7 million loan loss allowance in connection with the Branch Acquisition. Net charge-offs were $244,000 and $618,000 for the three and six month periods ended June 30, 1996 compared to net charge-offs of $64,000 and $477,000 for the same periods in 1995.

Non-performing assets decreased to $5.1 million or 0.98% of total assets at June 30, 1996 from $5.3 million or 1.65% of total assets at December 31, 1995 and $6.1 million or 2.24% of total assets at June 30, 1995.

Equity
- ------

The Company completed the Offering of approximately 968,000 shares of its common stock in March 1996 in which it raised $7.6 million of net proceeds. At June 30, 1996, the Company had approximately 3,367,000 shares of common stock outstanding and approximately 146,000 of common stock equivalents.

RESULTS OF OPERATIONS
- ---------------------

Overview
- --------

Comparisons of year to year operating results have been significantly affected by four purchase transactions during the 15 months prior to June 30, 1996 that have resulted in the Company increasing its asset size from $243.3 million at March 31, 1995 to $524.4 million at June 30, 1996. Operating results have also been significantly affected by the formation of People's Mortgage Corporation in the spring of 1995 which is reflected in gains on sales of loans of $1.1 million in the first half of 1996 compared to $82,000 in the corresponding period of 1995. Quarterly comparisons have also been significantly affected by the Company increasing its investment portfolio (primarily mortgage-backed securities) by $95.7 million since June 30, 1995 funded by an increase of $66.8 million in borrowed funds with the remainder funded by cash received from the Branch Acquisition and the Offering. Finally, results have also been significantly affected by an increase in the Company's effective tax rate to 37% in the first half of 1996 compared to 25% in the first half of 1995 as a result of the Company utilizing all remaining tax carryforward benefits in 1995. Net income amounted to $967,000 and $1.7 million or $0.28 and $0.53 per share (primary and fully diluted) for the three and six months ended June 30, 1996 compared to net income of $474,000 and $898,000 or $0.20 and $0.38 per share (primary and fully diluted) for the same periods in 1995.

Net Interest Income
- -------------------

Net interest income increased $1.7 million and $2.7 million for the three and six months ended June 30, 1996 compared to the same period in 1995. These changes resulted mostly from increased average earning assets. For the first six months of 1996, average earning assets increased 78.6% compared to the same period in 1995.

Interest and dividend income increased to $8.7 million and $15.3 million for the three and six months ended June 30, 1996 from $4.7 million and $8.8 million for the same period in 1995. The yield on average earning assets decreased to 7.39% and 7.35% for the three and six months ended June 30, 1996 from 7.82% and 7.61% for the same periods in 1995. Yields on loans decreased to 8.19% and 8.25% for the three and six months ended June 30, 1996 compared to 9.18% and 8.94% for the same periods in 1995. Yields on investments increased to 6.50% and 6.39% for the three and six months ended June 30, 1996 compared to 6.44% and 6.21% for the same periods in 1995.

Interest expense increased to $4.9 million and $8.6 million for the three and six months ended June 30, 1996 from $2.7 million and $4.9 million for the same periods in 1995. This increase was due to a $827,000 and $1.6 million increase in interest expense on borrowed funds and a $1.4 million and $2.1 million increase in interest expense on deposits for the three and six months ended in June 30, 1996 compared to the same periods in 1995.

During the first half of 1996, average borrowed funds amounted to $146.1 million compared to $84.9 million during the first six months of 1995. The Company has increased its use of borrowed funds, primarily FHLB advances, to fund purchases of mortgage-backed securities. Rates paid on average borrowed funds were 5.59% and 5.55%, for the three and six months ended June 30, 1996 compared to 6.08% and 5.83% for the same periods in 1995.

The increase in deposit interest expense was due to an increase in the average cost of deposits to 3.82% for the six month period ended June 30, 1996 from 3.75% for the same period in 1995. The three month average cost of deposits for the periods ended June 30, 1996 and 1995 was 4.02%. Deposit expense also increased due to an increase of average deposits to $236.9 million for the six months ended June 30, 1996 compared to $129.5 million for the same period in 1995.

Provision for Loan Losses
- -------------------------

Management determined that no additional provision for loan losses was necessary for the three months ended June 30, 1996. The provision for loan losses amounted to $75,000 for the six months ended June 30, 1996 compared to $150,000 and $300,000 for the three and six month periods in 1995. The prior periods' provisions for loan losses were deemed necessary due to the continued weakness of the local economy and real estate market. If the local economy and real estate market deteriorate, it may be necessary for the Company to make additional provisions for loan losses.

Other Income
- ------------

Other income was $1.3 million and $2.2 million for the three and six months ended June 30, 1996 compared to $323,000 and $566,000 for the same periods in 1995. The quarterly increase is primarily attributable to a $567,000 increase in gains from sales of loans, a $216,000 increase in customer service fees, and $99,000 in gains on banking premises and equipment. The increase in loan sale gains reflects the formation and growth of People's Mortgage Corporation since March 31, 1995 while the increase in customer service fees reflects the Company's increased depositor base.

Operating Expenses
- ------------------

Total operating expenses amounted to $3.5 million and $6.2 million for the three and six months ended June 30, 1996 compared to $1.6 million and $3.0 million for the same periods in 1995. Operating expenses include an estimated $293,000 in non-recurring expenses related to the Branch Acquisition of which $70,000 was incurred in the second quarter of 1996.

Salaries and benefits expense increased $1.2 million and $2.0 million for the three and six months ended June 30, 1996 compared to the same periods in 1995. The increase in salaries and benefits reflects general salary increases, added lending and mortgage banking staffing, the acquisition or opening of four branches in 1995, operations of the five branches acquired in the Branch Acquisition in 1996, and non-recurring expenses associated with the Branch Acquisition.

Occupancy and equipment expense increased $204,000 and $366,000 for the three and six months ended June 30, 1996 compared to the same period in 1995 primarily due to additional costs associated with acquired branches and People's Mortgage Corporation. Data processing expense increased $125,000 and $200,000 for the three and six months ended June 30, 1996 compared to the same period in 1995. Professional fees expense increased $63,000 and $30,000 for the three and six months ended June 30, 1996 compared to the same periods in 1995. Other real estate owned expenses decreased $57,000 and $6,000 for the three and six months ended June 30, 1996 compared to the same period in 1995. Other general and administrative expenses increased $367,000 and $516,000 for the three and six months ended June 30, 1996 compared to the same period in 1995.

Provision for Income Taxes
- --------------------------

The Company recognized income tax expense of $564,000 and $970,000 in the three and six months ended June 30, 1996 compared to income tax expense of $159,000 and $307,000 for the same periods in 1995. In 1995, the remainder of tax loss carryforward benefits were utilized to reduce the Company's income tax expense.

Liquidity and Capital Resources
- -------------------------------

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

At June 30, 1996, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at June 30, 1996 was 5.60%, compared to 6.04% at December 31, 1995. The Company's book value per share was $8.25 at June 30, 1996, $8.47 at December 31, 1995, and $8.07 at June 30, 1995. The
decrease in book value per share from December 31, 1995 was primarily attributable to the decrease in the equity valuation account for net unrealized loss on securities available for sale, after tax effects, resulting from the effect of increases in market interest rates on the Company's mortgage-backed securities portfolio.

Other Information
- -----------------

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

On March 8, 1996 the Company completed an offering of its common stock in order to maintain its status as a "well-capitalized" institution as defined by the FDIC upon the completion of the branch acquisition. The Company raised net proceeds of $7.6 million upon completion of the offering.

On May 14, 1996, the Company held its Annual Meeting. During the meeting four directors were reelected and Wolf & Company, P.C. was reappointed as the independent certified public accountant of the Company. Both proposals carried over 99% of voting shares. Additionally, the Company's 1996 Stock Option and Incentive Plan was approved with 86% of the shares voted.

On August 8, 1996 the Company declared a $0.07 dividend to be paid on September 15, 1996 to shareholders of record on August 31, 1996.

                           PART II - OTHER INFORMATION

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K
- -----


Exhibit        Description
- -------        -----------

(a)            Exhibits

3.1 Restated Articles of Organization of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 1996, (the "Form 10-K")).

3.2 By-laws of the Company, as amended and restated (Incorporated by reference to the Company's Form 8-K filed with the Commission on February 8, 1996 (the "Form 8-K)).

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to the Form 8-K).

4.2 Articles IV and VI(I)-(K) of Restated Articles of Organization of the Company (see Exhibit 3.1).

4.3            Articles I and IV of By-laws of the Company (see Exhibit 3.2).

27             Financial Data Schedule (filed herewith).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PEOPLE'S BANCSHARES, INC.

       8/12/96            By:  /s/ John A. Williams
     ----------               -------------------------------------------------
     Date                     John A. Williams
                              President, Chief Executive
                              Officer and Director

       8/12/96        By: /s/ Colin C. Blair
     ----------           -----------------------------------------------------
     Date                 Colin C. Blair
                          Vice President, Treasurer and Chief Financial Officer
                          (principal financial and accounting officer)

                                 EXHIBITS INDEX


Exhibit        Description
- -------        -----------

(a)            Exhibits

3.1 Restated Articles of Organization of the Company (Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 1996, (the "Form 10-K")).

3.2 By-laws of the Company, as amended and restated (Incorporated by reference to the Company's Form 8-K filed with the Commission on February 8, 1996 (the "Form 8-K)).

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to the Form 8-K).

4.2 Articles IV and VI(I)-(K) of Restated Articles of Organization of the Company (see Exhibit 3.1).

4.3            Articles I and IV of By-laws of the Company (see Exhibit 3.2).

27             Financial Data Schedule (filed herewith).