Form 10-Q
period 1996-09-30
PEOPLES BANCSHARES INC
filed 1996-11-13
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] FOR QUARTERLY REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          FOR THE TRANSITION PERIOD FROM          TO
                                         ---------  --------


Commission file number                        0-7449
                                              ------


                            PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                        04-3272233
-------------                                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


545 PLEASANT STREET
NEW BEDFORD, MASSACHUSETTS                           02740
--------------------------                           -----
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (508) 991-2601
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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of September 30, 1996 was 3,394,930.

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

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             September 30,  December 31,
                                                                                 1996          1995
                                                                             -------------  ------------
                                ASSETS
                                ------

Cash and due from banks                                                        $ 13,980      $ 11,277
Short-term investments                                                            3,633            26
                                                                               --------      --------
   Total cash and cash equivalents                                               17,613        11,303
                                                                               --------      --------
Investment securities, available for sale                                       214,895       166,709
Loans held for sale                                                              10,475         5,272
Loans                                                                           254,855       133,591
   Less allowance for loan losses                                                (4,747)       (3,813)
                                                                               --------      --------
      Loans, net                                                                250,108       129,778
Other real estate owned, net                                                        323           571
Banking premises and equipment, net                                              12,893         3,578
Accrued interest receivable                                                       3,437         2,104
Deferred income taxes                                                             1,062         1,826
Intangible assets                                                                 1,446         1,508
Due from broker                                                                     253           938
Other assets                                                                        916           853
                                                                               --------      --------
         Total assets                                                          $513,421      $324,440
                                                                               ========      ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Deposits                                                                       $339,112      $174,583
Borrowed funds                                                                  140,770       126,245
Mortgagors' escrow accounts                                                       1,227           494
Accrued interest payable                                                          1,208           843
Accrued expenses                                                                  1,303         1,653
Other liabilities                                                                   977           945
                                                                               --------      --------
         Total liabilities                                                      484,597       304,763
                                                                               --------      --------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                  -             -
   Common stock - par value $0.10 per share; 20,000,000 shares authorized;
      issued and outstanding 3,394,930 and 2,324,007 shares                         339           232
   Additional paid-in capital                                                    21,956        14,015
   Retained earnings                                                              7,912         5,870
                                                                               --------      --------
                                                                                 30,207        20,117
   Net unrealized loss on securities available
      for sale, after tax effects                                                (1,383)         (440)
                                                                               --------      --------
         Total stockholders' equity                                              28,824        19,677
                                                                               --------      --------

         Total liabilities and stockholders' equity                            $513,421      $324,440
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

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                         ------------------      -----------------
                                                          1996        1995       1996         1995
                                                          ----        ----       ----         ----
Interest and dividend income:
   Interest and fees on loans                            $5,564      $2,934     $14,374      $ 8,262
   Interest and dividends on investment securities        3,651       2,450      10,041        5,864
   Interest on short-term investments                        59          46         123          153
                                                         ------      ------     -------      -------
      Total interest and dividend income                  9,274       5,430      24,538       14,279
                                                         ------      ------     -------      -------

Interest expense:
   Interest on deposits                                   2,917       1,490       7,448        3,917
   Interest on borrowed funds                             2,180       1,569       6,236        4,043
                                                         ------      ------     -------      -------
      Total interest expense                              5,097       3,059      13,684        7,960
                                                         ------      ------     -------      -------

Net interest income                                       4,177       2,371      10,854        6,319
Provision for loan losses                                     -         150          75          450
                                                         ------      ------     -------      -------
Net interest income, after provision for loan losses      4,177       2,221      10,779        5,869
                                                         ------      ------     -------      -------

Other income:
   Customer service fees                                    360         267       1,077          702
   Gains (losses) on sales of securities, net                (4)          6         (28)          (4)
   Gains on sales of loans,  net                            424         282       1,530          364
   Gain on sale of banking premises and equipment             -           -         162            -
   Miscellaneous                                            112          30         330           89
                                                         ------      ------     -------      -------
      Total other income                                    892         585       3,071        1,151
                                                         ------      ------     -------      -------

Operating expenses:
   Salaries and employee benefits                         2,040         935       5,536        2,389
   Occupancy and equipment                                  400         190       1,088          512
   Data processing                                          319          66         634          181
   Professional fees                                        152         170         374          362
   Other real estate owned, net                              19          55          46           88
   Other general and administrative                         689         469       2,098        1,362
                                                         ------      ------     -------      -------
      Total operating expenses                            3,619       1,885       9,776        4,894
                                                         ------      ------     -------      -------

Income before income taxes                                1,450         921       4,074        2,126
Provision for income taxes                                  476         276       1,446          583
                                                         ------      ------     -------      -------
Net income                                               $  974      $  645     $ 2,628      $ 1,543
                                                         ======      ======     =======      =======

Income per share (primary and fully diluted)             $ 0.28      $ 0.26     $  0.81      $  0.64
                                                         ======      ======     =======      =======

Weighted average shares outstanding
     (primary and fully diluted)                          3,519       2,481       3,242        2,412
                                                         ======      ======     =======      =======



See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ----------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                  Nine Months Ended September 30, 1996 and 1995
                  ---------------------------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Net Unrealized
                                                                                 Loss on
                                                       Additional               Securities
                                                Common   Paid-in    Retained    Available
                                                Stock    Capital    Earnings    for Sale       Total
                                                -----    -------    --------    --------       -----

Balance at December 31, 1995                    $232     $14,015     $5,870      $  (440)     $19,677
Net income                                         -           -      2,628            -        2,628
Cash dividends paid                                -           -       (586)           -         (586)
Exercise of stock warrants                         8         448          -            -          456
Exercise of stock options                          2          53          -            -           55
Issuance of common stock                          97       7,440          -            -        7,537
Change in net unrealized loss on securities
   available for sale, after tax effects           -           -          -         (943)        (943)
                                                ----     -------     ------      -------      -------

Balance at September 30, 1996                   $339     $21,956     $7,912      $(1,383)     $28,824
                                                ====     =======     ======      =======      =======
Balance at December 31, 1994                    $230     $13,904     $3,769      $  (928)     $16,975

Net income                                         -           -      1,543            -        1,543
Exercise of stock warrants                         2          76          -            -           78
Exercise of stock options                          -          12          -            -           12
Change in net unrealized loss on securities
   available for sale, after tax effects           -           -          -          781          781
                                                ----     -------     ------      -------      -------

Balance at September 30, 1995                   $232     $13,992     $5,312      $  (147)     $19,389
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

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                      ------------------------
                                                                                        1996             1995
                                                                                        ----             ----

Cash flows from operating activities:
  Net income                                                                          $   2,628      $   1,543
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
    Provision for loan losses                                                                75            450
    Depreciation and amortization                                                           737            150
    Gain on sale of banking premises and equipment                                         (162)             -
    Losses on sales of securities, net                                                       28              4
    Loans originated for sale                                                          (160,668)        (6,484)
    Principal balance of loans sold                                                     155,465          4,518
    Write-downs, provisions, and gain or loss on sales of other real estate owned           (97)          (134)
    Deferred tax provision                                                                1,319            583
    Change in other assets, net of other liabilities                                     (1,181)           149
                                                                                      ---------      ---------
             Net cash provided (used) by operating activities                            (1,856)           779
                                                                                      ---------      ---------

Cash flows from investing activities:
   Cash and cash equivalents received through acquisition                                20,664         24,054
   Proceeds from sales of investment securities available for sale                       41,809         40,270
   Proceeds from maturities of investment securities available for sale                   2,000              -
   Proceeds from amortization of mortgage-backed securities
      available for sale                                                                 30,917          6,327
   Proceeds from amortization of mortgage-backed securities held to maturity                  -          5,370
   Purchase of securities available for sale                                           (124,105)      (103,123)
   Purchase of securities held to maturity                                                    -           (411)
   Loan (originations and purchases) amortization and payoffs, net                       (4,617)        (4,524)
   Proceeds from sales of other real estate owned                                           594          1,449
   Disbursements for other real estate owned                                                  -            (15)
   Proceeds from sale of banking premises and equipment                                     424              -
   Additions to banking premises and equipment, net                                      (1,617)          (775)
                                                                                      ---------      ---------
          Net cash used in investing activities                                         (33,931)       (31,378)
                                                                                      ---------      ---------

Cash flows from financing activities:
   Net increase in deposits                                                              19,826          2,754
   Net increase (decrease) in borrowings with maturities of three months or less        (27,445)        26,391
   Proceeds from issuance of borrowings with maturities in excess of three months        68,920         23,000
   Repayment of borrowings with maturities in excess of three months                    (26,950)       (18,000)
   Increase in mortgagors' escrow accounts                                                  284            209
   Proceeds from exercise of stock warrants                                                 456             78
   Proceeds from issuance of common stock                                                 7,537              -
   Proceeds from exercise of stock options                                                   55             12
   Cash dividends                                                                          (586)             -
                                                                                      ---------      ---------
      Net cash provided by financing  activities                                         42,097         34,444
                                                                                      ---------      ---------

See accompanying notes to unaudited consolidated financial statements.


Net increase in cash and cash equivalents                                          6,310       3,845
  Cash and cash equivalents at beginning of period                                11,303       7,552
                                                                                --------     -------
  Cash and cash equivalents at end of period                                    $ 17,613     $11,397
                                                                                ========     =======

Supplementary information:
  Interest paid on deposit accounts                                             $  7,244     $ 3,797
  Interest paid on borrowed funds                                                  6,075       3,954
  Transfer from loans to other real estate owned, net                                249       1,039
  Transfers from other real estate owned to banking premises and equipment             -         150
  Transfers from other real estate owned to loans                                      -       2,460
  Income taxes paid                                                                   33          24
  Decrease in due from brokers, net                                                  685           -
  Assets acquired in acquisition of branches                                     124,845      16,622
  Liabilities assumed in acquisition of branches                                 145,509      40,676



See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 ------------------------------------------

(1) The Consolidated Balance Sheet as of September 30, 1996, and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the periods ended September 30, 1996 and 1995 of People's Bancshares, Inc. and Subsidiary (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

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

(2)  EARNINGS PER SHARE
     ------------------

     Earnings per share is computed using the weighted average number of shares and common stock equivalents outstanding during each period. Earnings per share computations include common stock equivalents attributable to outstanding stock options and warrants. Weighted average shares and equivalent shares outstanding for the quarters ended September 30, 1996 and 1995 were approximately 3,519,000 and 2,481,000, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

Assets
------

The Company's total assets at September 30, 1996 were $513.4 million, an increase of $189.0 million from December 31, 1995. The increase in assets, liabilities, and stockholders' equity primarily reflects the consummation on March 8, 1996 of the acquisition of five branches from subsidiaries of Fleet Financial Group, Inc. with approximately $145.5 million in assets (the "Branch Acquisition"), the issuance of common stock in a rights offering completed in March 1996 (the "Offering"), and an increase of $48.2 million in investment securities consisting primarily of mortgage-backed securities.

Loans
-----

Total loans and loans held for sale increased $126.5 million primarily as a result of the purchase of $113.7 million in loans from the Branch Acquisition.
Of the $113.7 million in acquired loans, $82.4 million represented 1-4 family residential mortgages, $20.8 million represented commercial and commercial real estate, and $10.5 million represented consumer loans. All acquired loans were performing loans at the time of acquisition. At September 30, 1996, the Company's loans and loans held for sale were as follows:

                                                  (in millions)
        Residential mortgage loans                   $157.7
        Commercial, commercial real estate
          and construction loans                       88.2
        Consumer loans, including home
          equity loans                                 19.4
                                                     ------
              Total                                  $265.3
                                                     ======

Deposits
--------

Total deposits increased $164.5 million to $339.1 million at September 30, 1996 from $174.6 million at December 31, 1995 primarily as a result of the Branch Acquisition. This deposit growth includes a $72.4 million increase in IRAs and time certificates of deposit and a $92.1 million increase in core deposits.

Non-performing Assets and Allowance for Loan Losses
---------------------------------------------------

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

At September 30, 1996, the Company's allowance for loan losses totaled $4.7 million or 1.79% of total loans and loans held for sale and 93.2% of non-performing loans compared to $3.8 million or 2.75% of total loans and loans held for sale and 79.8% of non-performing loans at December 31, 1995, and compared to $3.9 million or 2.8% of total loans and loans held for sale and 81.5% of non-performing loans at September 30, 1995. Management recorded no provision for loan losses for the three month period ended September 30, 1996 and $75,000 for the nine month period ended September 30, 1996, compared to $150,000 and $450,000 for the same periods in 1995. The Company recorded a $1.7 million loan loss allowance in connection with the Branch Acquisition. Net charge-offs were $175,000 and $793,000 for the three and nine month periods ended September 30, 1996 compared to net charge-offs of $462,000 and $835,000 for the same periods in 1995.

Non-performing assets was $5.4 million or 1.04% of total assets at September 30, 1996 compared to $5.3 million or 1.65% of total assets at December 31, 1995 and $5.3 million or 1.73% of total assets at September 30, 1995.

Equity
------

The Company completed the Offering of approximately 968,000 shares of its common stock in March 1996 in which it raised $7.5 million of net proceeds. At September 30, 1996, the Company had approximately 3,519,000 average equivalent common shares outstanding.

RESULTS OF OPERATIONS
---------------------

Overview
--------

Comparisons of year to year operating results have been significantly affected by four purchase transactions during the 18 months prior to September 30, 1996 that have resulted in the Company increasing its asset size from $243.3 million at March 31, 1995 to $513.4 million at September 30, 1996. Operating results have also been significantly affected by the formation of People's Mortgage Corporation in the second quarter of 1995 which is reflected in gains on sales of loans of $1.5 million in the first nine months of 1996 compared to $364,000 in the corresponding period of 1995. Quarterly comparisons have also been significantly affected by the Company increasing its investment portfolio (primarily mortgage-backed securities) by $58.7 million since September 30, 1995 funded by an increase of $31.8 million in borrowed funds with the remainder funded by cash received from the Branch Acquisition and the Offering. Finally, results have also been significantly affected by an increase in the Company's effective tax rate to 35% in the first nine months of 1996 compared to 27% in the same period of 1995. Net income amounted to $974,000 and $2.6 million or $0.28 and $0.81 per share (primary and fully diluted) for the three and nine months ended September 30, 1996 compared to net income of $645,000 and $1.5 million or $0.26 and $0.64 per share (primary and fully diluted) for the same periods in 1995.

Net Interest Income
-------------------

Net interest income increased $1.8 million and $4.5 million for the three and nine months ended September 30, 1996 compared to the same periods in 1995. These changes resulted mostly from increased average earning assets. For the first nine months of 1996, average earning assets increased 78.7% compared to the same period in 1995.

Interest and dividend income increased to $9.3 million and $24.5 million for the three and nine months ended September 30, 1996 from $5.4 million and $14.3 million for the same period in 1995. The yield on average earning assets decreased to 7.49% and 7.39% for the three and nine months ended September 30, 1996 from 7.76% and 7.67% for the same periods in 1995. Yields on loans decreased to 8.42% and 8.29% for the three and nine months ended September 30, 1996 compared to 8.86% and 8.91% for the same periods in 1995. Yields on investments decreased to 6.46% and 6.41% for the three and nine months ended September 30, 1996 compared to 6.72% and 6.42% for the same periods in 1995.

Interest expense increased to $5.1 million and $13.7 million for the three and nine months ended September 30, 1996 from $3.1 million and $8.0 million for the same periods in 1995. This increase was due to a $611,000 and $2.2 million increase in interest expense on borrowed funds and a $1.4 million and $3.5 million increase in interest expense on deposits for the three and nine months ended September 30, 1996 compared to the same periods in 1995.

During the first nine months of 1996, average borrowed funds amounted to $150.1 million compared to $92.9 million during the same period of 1995. The Company has increased its use of borrowed funds, primarily FHLB advances, to fund purchases of mortgage-backed securities. Rates paid on average borrowed funds were 5.54% for the three and nine months ended September 30, 1996 compared to 5.76% and 5.80% for the same periods in 1995.

The increase in deposit interest expense was due to an increase in the average cost of deposits to 4.01% and 3.91% for the three and nine month period ended September 30, 1996 from 3.97% and 3.83% for the same periods in 1995. Deposit interest expense also increased due to an increase of average deposits to $254.2 million for the nine months ended September 30, 1996 compared to $136.4 million for the same period in 1995.

Provision for Loan Losses
-------------------------

There was no provision for loan losses for the three months ended
September 30, 1996. The provision for loan losses amounted to $75,000 for the nine months ended September 30, 1996 compared to $150,000 and $450,000 for the three and nine month periods in 1995. The prior periods' provisions for loan losses were deemed necessary due to the continued weakness of the local economy and real estate market. If the local economy and real estate market deteriorate, it may be necessary for the Company to make additional provisions for loan losses.

Other Income
------------

Other income was $892,000 and $3.1 million for the three and nine months ended September 30, 1996 compared to $585,000 and $1.2 million for the same periods in 1995. The quarterly increase is primarily attributable to a $142,000 increase in gains from sales of loans, a $93,000 increase in customer service fees, and $82,000 increase in miscellaneous income. The increase in loan sale gains reflects the formation and growth of People's Mortgage Corporation since March 31, 1995 while the increase in customer service fees reflects the Company's increased depositor base.

Operating Expenses
------------------

Total operating expenses amounted to $3.6 million and $9.8 million for the three and nine months ended September 30, 1996 compared to $1.9 and $4.9 million for the same periods in 1995. Operating expenses include an estimated $343,000 in non-recurring expenses related to the Branch Acquisition of which $50,000 was incurred in the third quarter of 1996.

Salaries and benefits expense increased $1.1 million and $3.1 million for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The increase in salaries and benefits reflects general salary increases, added lending and mortgage banking staffing, the acquisition or opening of four branches in 1995, operations of the five branches acquired in the Branch Acquisition in 1996, and non-recurring expenses associated with the Branch Acquisition.

Occupancy and equipment expense increased $210,000 and $576,000 for the three and nine months ended September 30, 1996 compared to the same period in 1995 primarily due to additional costs associated with acquired branches and People's Mortgage Corporation. Data processing expense increased $253,000 and $453,000 for the three and nine months ended September 30, 1996 compared to the same period in 1995. Professional fees expense decreased $18,000 for the three months ended September 30, 1996 and increased $12,000 for the nine months ended September 30, 1996 compared to the same periods in 1995. Other real estate owned expenses decreased $36,000 and $42,000 for the three and nine months ended September 30, 1996 compared to the same period in 1995. Other general and administrative expenses increased $220,000 and $736,000 for the three and nine months ended September 30, 1996 compared to the same period in 1995 primarily due to increased marketing costs.

Provision for Income Taxes
--------------------------

The Company recognized income tax expense of $476,000 and $1.4 million in the three and nine months ended September 30, 1996 compared to income tax expense of $276,000 and $583,000 for the same periods in 1995.

Liquidity and Capital Resources
-------------------------------

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

At September 30, 1996, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at September 30, 1996 was 5.56%, compared to 6.04% at December 31, 1995. The Company's book value per share was $8.49 at September 30, 1996, $8.47 at December 31, 1995, and $8.36 at September 30, 1995.

Other Information
-----------------

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

On October 29, 1996 the Company declared an $0.08 dividend to be paid on December 16, 1996 to shareholders of record on November 29, 1996.

                          PART II - OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------

Exhibit   Description
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

                       PEOPLE'S BANCSHARES, INC.



    11/14/96           By: /s/ John A. Williams
    --------               ----------------------------------------------------
    Date                   John A. Williams
                           President, Chief Executive
                           Officer and Director



    11/14/96           By: /s/ Colin C. Blair
    --------               ----------------------------------------------------
    Date                   Colin C. Blair
                           Vice President, Treasurer and Chief Financial Officer
                           (principal financial and accounting officer)

                                 EXHIBITS INDEX

Exhibit   Description
-------   -----------

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