Form 10-K
period 1996-12-31
PEOPLES BANCSHARES INC
filed 1997-03-31
CIK 77371

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended    December 31, 1996

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number               0-7449

                            PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

 MASSACHUSETTS                                               04-3272233
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

545 PLEASANT STREET
NEW BEDFORD, MASSACHUSETTS                                   02740
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (508) 991-2601
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $0.10 par value
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [X]                 NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock $0.10 par value per share ("Common Stock") on March 27, 1997 on the Nasdaq National Market was $12.00. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. As of March 27, 1997, 3,592,170 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Stockholders for 1996 are incorporated by reference into Part II of this Form 10-K.

     Exhibit Index appears on page 22.

                                     Part I

Item 1. Business

General

     The Company. People's Bancshares, Inc. is a Massachusetts business corporation formed at the direction of People's Savings Bank of Brockton (the "Bank") to serve as the holding company for the Bank. On February 8, 1996, the Company and the Bank completed a reorganization (the "Reorganization") in which the Bank became a wholly owned subsidiary of the Company, and each issued and outstanding share of common stock of the Bank was converted into and exchanged for one share of common stock of the Company. As a result of the Reorganization, the Bank became a wholly owned subsidiary of the Company. The Company is a unitary bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the principal business of which consists of the business of the Bank. The only significant asset of the Company is the common stock of the Bank. Although the Company is a legal entity separate from the Bank, the Company itself is not engaged in any business activities.

     The Bank. The Bank was chartered as a Massachusetts mutual savings bank on February 6, 1895. On October 30, 1986, the Bank converted to a Massachusetts chartered savings bank in stock form. The Bank is engaged principally in the business of attracting deposits from individuals, business and industry, and investing those funds in residential and commercial mortgages, consumer, commercial and construction loans and investments, primarily mortgage-backed securities. The Bank generally originates loans for investment except for residential mortgage loans. The Bank primarily originates 1-4 family residential loans for sale in the secondary market, generally with the servicing rights of such loans. Loan sales are made from loans on which the Bank's mortgage banking subsidiary has obtained purchase commitments from investors prior to funding. The Bank's revenues are derived principally from interest on its loans and interest and dividends on its investment securities, customer fees, and gains on residential mortgage loan sales. The Bank's primary sources of funds are deposits, principal and interest payments on loans and investment securities, FHLB advances, and proceeds from the sale of loans. The Bank offers a variety of deposit accounts, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposit, and various retirement accounts.

     The  Bank  has  seven  wholly   owned   subsidiaries.   People's   Mortgage
Corporation, which was organized in March 1995, acts as the mortgage banking subsidiary of the Bank. PSB Security Corporation I, II, and III, organized in March 1996, are "security corporations" for Massachusetts tax purposes, which allow a more favorable tax rate on income derived from securities held in the security corporations. Currently, only PSB Security Corporation I is active.
The remaining subsidiaries of the Bank are primarily engaged in the management and sale of foreclosed real estate.

Management Strategy

     The Company's overall strategy is to use the Bank's traditional strengths as a community bank specializing in real estate lending to fulfill the Bank's commitment to satisfy the financial needs of the communities it serves. The goal of the Bank's senior management team has been and continues to be to maintain profitability as well as a strong capital position that provides the capacity to respond to a changing financial landscape. Senior management has focused its efforts on pursuing a strategy established by the Board of Directors to embark on a new era of growth, both internally and through selected acquisitions following the Bank's return to profitability. The principal components of this strategy include:

     o    Improving asset quality

     o    Redirecting lending efforts

     o    Managing interest rate risk

     o    Reducing non-interest expenses

     o    Increasing fee-based revenues

     o    Providing superior customer service in a cost-effective manner

     o    Achieving growth through carefully chosen acquisitions

     Improving Asset Quality. At December 31, 1991, the Bank's non-performing assets amounted to $22.2 million, or 13.4% of total assets and 110.6% of total equity and loan loss reserves. The ratio of the allowance for loan losses to non-accrual loans at December 31, 1991 was 47.7%. The Bank's poor asset quality reflected a weak regional economy and a depressed local real estate market. The Bank had to this point specialized in multi-family and commercial real estate lending, two areas that were especially adversely affected by such economic conditions. During the next 60 months, the Bank was able to reduce non-performing assets by 80%. At December 31, 1996, the Bank's non-performing assets were $4.4 million, or 0.88% of total assets, and 12.2% of total equity and loan loss reserves. The ratio of the allowance for loan losses to non-accrual loans was 122.1%. The Bank achieved these results through efforts to resolve existing credit problems and to avoid future problems through a restructuring of the lending function. Each of the members of the Bank's senior management team had experience in evaluating and resolving problem assets before joining the Bank.

     Redirecting Lending Efforts. The Bank has chosen to de-emphasize multi-family real estate and consumer lending. The Bank believes that the local market for multi-family lending is depressed. Regarding consumer lending, the Bank believes that it was operating at a competitive disadvantage in comparison to large banks and non-bank lenders for home equity loans as well as indirect and direct automobile financing. The Bank also was adversely affected by governmental actions that diminished the attractiveness of education lending. The Bank has instead chosen to focus its growth on 1-4 family residential, residential construction, commercial, and commercial real estate lending. Although the Bank will continue to evaluate the viability of consumer lending, the Bank believes that prudent commercial and commercial real estate lending will yield the highest return.

     Managing Interest Rate Risk. The Bank's Asset/Liability Committee, which includes three outside directors, meets quarterly to monitor interest rate risk. Management's strategy is to limit interest rate risk by matching interest earning assets and interest bearing liabilities. Management will from time to time allow some imbalance in the matching of interest earning assets and interest bearing liabilities with repricing characteristics of less than one year. Beginning in 1992, the Bank matched the pricing of its deposit liabilities with the pricing of other banks throughout Massachusetts as opposed to its local market competition. The Bank faces substantial competition in its immediate deposit-gathering market from community credit unions, which, because of their lack of state or federal taxation, are able to offer higher deposit rates. By establishing its rates with reference to a wider market, the Bank has been able to significantly reduce its deposit interest expense while meeting the commercial credit demands that competing credit unions can not supply.

     In 1993, the Bank began to match mortgage-backed securities with the funds borrowed to purchase such securities, which consist primarily of FHLB advances and LIBOR-based repurchase agreements. The Bank either matches the expected maturities of these mortgage-backed securities with the borrowed funds or matches mortgage-backed securities secured by adjustable-rate mortgages with short-term funding. The Bank avoids high risk investment instruments such as interest-only or principal-only strips in favor of US agency and high quality private sector mortgage-backed securities. The mortgage-backed securities bought by the Bank do not constitute "high risk" securities under the standards of the Federal Financial Institutions Examination Council ("FFIEC"). Although this strategy results in lower financial ratios that are computed on the basis of average assets, it increases income and return on equity, at what the Bank considers to be a low level of risk.

     Reducing Non-Interest Expenses. The Bank has worked to reduce its cost structure through a restructuring of its operations and through the effecting of cost reductions. During the last several years the Bank has used competitive bids for its third-party services and supply contracts, which has contributed to the significant improvement in its efficiency ratio from 90.3% for the year ended December 31, 1991 to 70.9% for the year ended

December 31, 1996. In 1996, the efficiency ratio increased from 64.3% in 1995 was primarily attributable to the Company's mortgage subsidiary operating at a small loss and to non-recurring expenses associated with the acquisition of 5 branches and with the severance costs associated with the resignation of the former CEO.

     Increasing Fee-Based Revenues. The Bank continues to review options to increase revenue. Along with the match-funded investment program discussed above, the Bank has recently strengthened its efforts to increase revenues through mortgage banking activities. The Bank's mortgage-banking subsidiary, People's Mortgage Corporation, sells most of its mortgage loan origination volume into the secondary market and does not retain the servicing rights. The Bank believes that it is not large enough to make loan servicing a profitable venture. In 1994, the Bank originated $17.2 million in new mortgage loans of which $6.4 million were sold in the secondary market. The Bank originated $88.3 million in new mortgage loans in 1995 of which $68.9 million were sold in the secondary market. The Bank originated $229.4 million in new mortgage loans in 1996 of which $152.7 million were sold in the secondary market. People's Mortgage Corporation currently has six loan origination offices located in Massachusetts and Connecticut. The Bank has hired experienced mortgage-banking professionals to conduct its mortgage banking operations.

     Providing Superior Customer Service in a Cost-Effective Manner. Management recognizes the paramount need to manage the Bank in a safe and sound manner for the protection of its stockholders and depositors. Although the Bank has traditionally limited its lending activities to real estate, it plans to expand these activities, consistent with sound banking practices, to serve other financial needs of the community and to complement its deposit activity with alternative investment opportunities such as annuities and mutual funds. Management also recognizes that superior customer service combined with local levels of decision-making authority is what distinguishes a community bank from the much larger regional commercial banks. For these reasons, customer service is a high management priority. At the same time, management recognizes that to achieve its profit goals, it must provide superior service in a cost efficient manner. Management's goal is to reduce the Bank's efficiency ratio without sacrificing its high level of customer service.

     Achieving Growth Through Carefully Chosen Acquisitions. The Bank believes that it can deliver the most value to the community and its stockholders as a mid-sized bank combining the community-oriented and responsive service of a smaller institution with the cost and operational efficiencies of a larger bank. As such, the Bank sees branch acquisitions and governmental assisted mergers as a low cost profit opportunity. Through branch acquisitions, the Bank has the opportunity to expand into new territories and leverage the Bank's existing management and operational infrastructure.

Recent Developments

     In 1995 the Bank expanded its market presence in southeastern Massachusetts through acquisitions of the branches of other financial institutions and, in one case, through a merger with another financial institution. In July 1995, the Bank assumed approximately $9.7 million in deposits from Haymarket Co-operative Bank and reallocated the deposits to one of the Bank's existing branches in Brockton. In May 1995, the Bank merged with the Bank of Taunton, A Co-operative Bank ("Bank of Taunton") as part of a supervisory conversion of the Bank of Taunton, with the Bank as the surviving institution. The Bank of Taunton had total deposits of approximately $17.0 million at the time of the acquisition. In the acquisition of the Bank of Taunton, the Bank acquired two branch offices of the Bank of Taunton located in Taunton and East Taunton, Massachusetts. In September 1995, the Bank acquired certain assets and assumed approximately $13.0 million of deposits of the Mansfield, Massachusetts branch of Bank of Boston.

     On March 31, 1995, the Bank purchased the assets of Minuteman Funding Corporation, a mortgage broker located in Andover, Massachusetts. On March 31, 1995, the Bank transferred the acquired assets to People's Mortgage Corporation, a newly established wholly owned subsidiary of the Bank. The headquarters of People's Mortgage Corporation and its loan production office are located at the Bank's service center in Easton, Massachusetts. In October 1995, People's Mortgage Corporation opened offices in Sturbridge, Massachusetts, and in Hamden, Connecticut.

     On September 30, 1995, the Bank entered into separate Purchase and Assumption Agreements (each, an "Agreement," and together the "Agreements") with each of Fleet Bank of Massachusetts, National Association ("Fleet") and Shawmut Bank, National Association ("Shawmut," and collectively with Fleet, "Fleet/Shawmut"). The Agreements provided for (i) assumption of deposit liabilities (the "Fleet/Shawmut Deposits") by the Bank relating to one branch of Fleet located in Mattapoissett, Massachusetts and four branches of Shawmut located in

New Bedford (two), South Dartmouth and Taunton, Massachusetts (together, the "Fleet/Shawmut Branches") and (ii) the acquisition of the Fleet/Shawmut Loans and Fleet/Shawmut Assets (each as defined below) (the "Branch Acquisitions").
The Fleet/Shawmut Branches were divested in connection with the merger of Shawmut National Corporation into Fleet Financial Group, Inc.

     At the closing of the Branch Acquisitions on March 8,1996, the Bank assumed the Fleet/Shawmut Deposits and paid Fleet/Shawmut a premium of 5.5% on the average Fleet/Shawmut Deposits for the 30 days prior to the closing of the transaction. The Fleet/Shawmut Deposits totaled $144.7 million.

     In the Branch Acquisitions, the Bank acquired certain first mortgage residential, commercial and commercial real estate and consumer loans of Fleet/Shawmut (the "Fleet/Shawmut Loans"), as well as the real property owned or leased by Fleet and Shawmut for operation of the Fleet/Shawmut Branches and related automated teller machines, furniture, equipment, and other fixed operating assets (the "Fleet/Shawmut Assets").

     The Bank acquired the Fleet/Shawmut Loans at face value and the Fleet/Shawmut Assets at a specified purchase price with the exception of furniture, equipment and other fixed assets, which were acquired at book value. The Bank acquired an aggregate of approximately $113.7 million of Fleet/Shawmut Loans. The total purchase price of the Fleet/Shawmut Assets was approximately $1.8 million.

     According to the terms of the Agreements, the obligation of the Bank and Fleet/Shawmut to consummate the Branch Acquisitions was subject to the satisfaction of certain conditions, including the receipt of capital financing necessary to fund the Branch Acquisitions and enable the Bank to comply with applicable minimum equity capital or other regulatory requirements following the Branch Acquisitions (the "Capital Financing Condition").

     To enable the Company to satisfy the Capital Financing Condition, the Company offered shares of its Common Stock at $8.875 per share in a rights offering to shareholders of record as of February 8, 1996 and "standby" purchasers. The Company completed the offering in March 1996, raising net proceeds of approximately $7.5 million through the sale of 968,352 shares.

Market Area and Competition

     The Bank's main office is located in Brockton, Massachusetts. The Bank also has thirteen other branch offices in Massachusetts, three of which are located in the Plymouth County community of Brockton, one of which is located in the Norfolk County community of Stoughton, two of which are located in each of the Bristol County communities of New Bedford and Taunton, and one of which is located in each of the Bristol County communities of Easton, Mansfield, East Taunton, Mattapoisett and South Dartmouth. In 1996, the Bank relocated its service center to New Bedford, Massachusetts. The Bank's primary market area is the City of Brockton, City of New Bedford, and surrounding towns, including portions of Plymouth, Norfolk, and Bristol counties. In addition, the Bank conducts its residential lending activities principally in southern New England through its mortgage banking subsidiary, People's Mortgage Corporation.

     The Bank faces significant competition both in generating loans and in attracting deposits. The southeastern Massachusetts area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from credit unions located in the Bank's market area that have been able to offer higher deposit rates due to their exemption from federal and state taxation. The Bank also faces competition from savings and commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds, and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

\
Regulation of the Company and the Bank

     The Company. As a business corporation incorporated under Massachusetts law, the Company is subject to regulation by the Secretary of State of Massachusetts and the rights of its stockholders are governed by Massachusetts corporate law. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the BHC Act.

     The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1 capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other intangibles. Total capital consists of Tier 1 capital plus supplementary capital, which includes hybrid capital instruments and perpetual debt; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for assets such as commercial real estate loans, commercial business loans and consumer loans. The Federal Reserve Board also has imposed credit conversion standards for interest rate and exchange rate contracts.

     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain a 4% ratio. Furthermore, the bank holding company rating system used by the Federal Reserve Board to analyze the adequacy of a bank holding company's management, operation, earnings and capital generally evaluates "primary capital" and "total capital," with the respective ratios being 5.5% and 6%, respectively. The Federal Reserve Board also declares that it will closely examine the capital levels of bank holding companies considering expansion to ensure they will remain strongly capitalized.

     The Bank. The Bank is subject to extensive regulation and examination by the Commissioner of Banks of Massachusetts (the "Commissioner") and by the FDIC, which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

     Pursuant to the FDIC's risk-based assessment system, an institution is assigned to one of three capital groups based solely on the level of the institution's capital -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which would be defined in generally the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"). The three capital groups are divided into three subgroups which reflect varying levels of supervisory concern, from those considered to be healthy to those considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications. Beginning with the first semiannual assessment period of 1996, rates under these classifications will range from 0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns, subject to a statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance.

     The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

     The federal banking agencies continue to consider capital requirements applicable to banking organizations. The federal banking agencies have adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the determination of a bank's minimum capital requirements. The amendments presently do not codify a measurement framework but rather more generally require that banks effectively measure and monitor their interest rate risk and that they maintain capital adequate for that risk. The agencies also have published a joint policy statement to gather information to eventually establish an explicit capital charge for interest rate risk. In addition, the federal banking agencies have adopted amendments to their risk-based capital standards to provide for the concentration of credit risk and certain risks arising from nontraditional activities, as well as a bank's ability to manage these risks, as important factors in assessing a bank's overall capital adequacy. Failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available for federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

     At December 31, 1996, the Bank was in compliance with all minimum Federal regulatory capital requirements which are generally applicable to FDIC-insured banks. As of such date, the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratio equaled 12.38% and 13.64%, respectively, and Tier 1 leverage capital ratio equaled 6.04%.

     In response to a Massachusetts law enacted in 1996, the Commissioner has proposed rules that generally would give Massachusetts banks powers equivalent to those of national banks. The Commissioner also has adopted procedures expediting branching by strongly capitalized banks.

     In 1996, Massachusetts enacted interstate banking laws in response to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis. The new interstate banking law likely to make it easier for out-of-state institutions to attempt to purchase or otherwise acquire or to compete with the Bank in Massachusetts, and similarly makes it easier for Massachusetts banks to compete outside the state.

     Certain Other Regulatory Matters. In granting its approval of the Reorganization, the Commissioner included a provision which requires the Bank and the Company to maintain Tier 1 leverage capital ratio of at least 4%, which is equivalent to the minimum Tier 1 leverage capital ratios of the FDIC and Federal Reserve Board. The Commissioner has indicated to the Bank that this minimum capital requirement is not related to the Bank's financial condition but instead reflects the policy of the Commissioner to impose minimum capital requirements with respect to all one-bank holding company formations. The approval also provides that if the Bank's Tier 1 leverage capital ratio is below 4%, the Bank must seek Commissioner approval before paying dividends to the Company.

     Regulation Under Federal Securities Laws. Upon consummation of the Reorganization, the reporting obligations of the Bank under the Exchange Act, as administered by the FDIC, were replaced with substantially identical obligations of the Company under the Exchange Act, as administered by the Securities and Exchange Commission ("SEC"). Pursuant to the Exchange Act, the Company files annual, quarterly and periodic reports with the SEC. The Company is also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act as administered by the SEC. In connection with the Reorganization, the Bank deregistered the Bank's common stock under the Exchange Act.

     The foregoing references to laws and regulations which are applicable to the Company and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

Loan Portfolio

     The Bank's commercial and consumer lending activities are conducted principally in southeastern Massachusetts and the Bank's residential lending activities are conducted principally in southern New England. The Bank's loan portfolio includes single family and multifamily residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, commercial real estate properties, and for land development. Approximately 90% of the loans granted by the Bank are secured by real estate collateral. The ability and willingness of the single-family residential and consumer borrowers to honor their repayment commitments is generally dependent, among other things, on the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of a commercial real estate, commercial, or construction loan borrower to honor its repayment commitments is generally affected by changing economic conditions in the borrower's particular geographic area, business or industry that could impair the borrower's future operating performance.

     At December 31, 1996, the Bank had total loans and loans held for sale of $276.6 million of which $257.9 million, or 93% of total loans, were mortgage loans. The Bank also had $18.7 million of other loans not secured by real estate composed of commercial and consumer loans other than home equity loans. Of the Bank's total loans and loans held for sale, 71% were secured by 1-4 family
residential  mortgages,  16%  by  commercial  properties,   4%
by multi-family properties, and 2% represent residential construction loans. Of the Bank's total loans and loans held for sale not secured by real estate, 4% loans are small business commercial loans not secured primarily by commercial real estate and 3% are loans to consumers.

     The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters. The following table presents the outstanding balance of loans as of the end of the periods indicated:


                                                                    At December 31,
                                      --------------------------------------------------------------------------
                                      1996              1995             1994              1993             1992
                                      ----              ----             ----              ----             ----
                                                                (Dollars in thousands)
Mortgage Loans:
   Residential 1-4 family          $ 160,730        $   67,641        $   56,533       $   52,002        $   48,566
   Commercial:
   Residential multi-family           11,217             9,366             9,362            8,058             7,309
   Commercial real estate             44,149            30,019            25,510           27,099            28,258
   Construction                        7,359             8,459             4,383            7,260             4,866
   Equity lines of credit             10,297             7,274             7,718            8,885             9,568
                                   ---------        ----------        ----------       ----------        ----------
     Total principal balances        233,752           122,759           103,506          103,304            98,567

Less undisbursed amount
   of loans in process                (1,450)           (3,623)             (948)          (2,491)           (1,405)
                                   ---------        ----------        ----------       ----------        ----------
     Total mortgage loans            232,302           119,136           102,558          100,813            97,162
                                   ---------        ----------        ----------       ----------        ----------
Other Loans:
   Retail installment sales contracts  1,830             2,620             3,203            3,359             3,566
   Consumer                            6,161             2,423             2,783            3,348             3,378
   Commercial lines of credit          5,622             3,462             2,602            1,568             1,534
   Commercial loans                    4,838             5,597             2,774            2,276             2,676
   Education                             207               296               409              274               515
                                   ---------        ----------        ----------       ----------        ----------
     Total other loans                18,658            14,398            11,771           10,825            11,669
                                   ---------        ----------        ----------       ----------        ----------
       Total loans                   250,960           133,534           114,329          111,638           108,831

Deferred loan origination fees
   (costs), net                          (49)               57               (32)             (78)              (40)
Allowance for loan losses             (4,716)           (3,813)           (3,194)          (3,654)           (3,641)
                                   ---------        ----------        ----------       ----------        ----------
     Loans, net                   $  246,195         $ 129,778         $ 111,103        $ 107,906         $ 105,150
                                  ==========         =========         =========        =========         =========


     At December 31, 1996, the Bank had eight credit relationships exceeding $1 million in size that aggregated $16.9 million or 6.7% of the portfolio. All of these relationships are composed of performing loans. The Bank has one non-performing credit relationship between $500,000 and $1 million that is secured by multi-family residential properties. All other non-performing credit relationships are under $500,000.

     Residential Mortgage Lending. The Bank offers first mortgage loans and home equity lines of credit secured by 1-4 family residences. Typically, such residences are single family homes that serve as the primary residence of the owner. Loan originations are generally obtained from existing or past customers and referrals from real estate agents, builders, and members of communities to which the Bank provides services.

     Before 1995, the Bank originated loans through its retail branch system. In 1995, the Bank formed a wholly owned subsidiary, People's Mortgage Corporation ("PMC"). Through PMC, the Bank seeks to expand its residential loan origination market share and profitably increase revenues from loan sales. PMC approves new loans only after obtaining purchase commitments from investors. Currently, PMC secures such commitments on a loan-by-loan basis. PMC uses commissioned loan originators to obtain 1-4 family residential mortgages based upon investors' underwriting standards, which may differ from those of the Bank. The Bank's strategy is to sell new loans originated by PMC in the secondary market, including the related servicing rights. However, as part of its asset liability management strategy, or to accommodate borrowers who desire a local servicer, the Bank may buy 1-4 family residential mortgages from PMC. The Bank's policy is to purchase ARMs that meet FNMA or FHLMC underwriting guidelines, except that loans may exceed the maximum loan limits of FNMA or FHLMC.

     Prior to 1995, the Bank originated fixed-rate 1-4 family residential mortgage loans to sell in the secondary market after first obtaining purchase commitments from investors. During this period, the Bank both originated ARMs for sale in the secondary market, after first obtaining purchase commitments from investors, and for the Bank's portfolio to the extent consistent with its asset/liability management strategy.

     At December 31, 1996, 71% of the Bank's total loans and loans held for sale were secured by 1-4 family residential mortgages, of which 55% were ARMs.
Generally, ARMs pose credit risks that differ from the risks inherent in fixed-rate loans because when interest rates rise the borrower's payments rise, thereby increasing the potential for default. However, long-term fixed-rate mortgages expose the Bank to higher interest-rate risk.

     Commercial Real Estate Lending. Of the Bank's loans at December 31, 1996, 16% were secured by commercial properties that typically have terms of 3 years or less and were ARMs. Of loans secured by properties other than 1-4 family residences, 50% were ARMs. These loans are made to owners who use properties for business purposes (owner-user properties) or rent the properties to
other businesses   (commercial  investment   properties).   While  the  Bank
suffered significant losses on these properties in the past, most of these losses occurred on loans originated before the installation of the Bank's current senior management team. The Bank believes that such loans, underwritten and monitored prudently, should be a focus of its loan growth, along with commercial lending to small businesses.

     Loans made on commercial investment properties are based upon several factors. These include the property's sustainable cash flow, expenses, quality of tenants, location, and market factors such as the demand for similar properties. Management reviews such loans at least annually through the analysis of market trends, property cash flows, financial statements, and federal income tax returns. When it appears that such loans are in danger of becoming collateral dependent through the properties' inability to generate or achieve sustainable cash flows to service the debt, then the Bank will assign the credit to its internal "Classified and Watch List Loan Report" to closely monitor the loan and assess the likelihood of loss.

     Loans made on commercial owner-user properties include loans made to small and medium sized local businesses where the underlying collateral is predominantly commercial real estate used by the business. The Bank underwrites such loans on the borrower's cash flow and ability to service debt from earnings and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow an informed credit decision to be made. This generally includes three years of financial statements, projected cash flows, current financial information on guarantors, and reports that show financial trends such as accounts receivable agings and concentrations, inventory reports, accounts payable reports, and sales reports. The Bank considers such loans to be a focus for future loan growth.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than 1-4 family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject largely to the then prevailing conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards.

     Commercial Lending. Of the Bank's loans at December 31, 1996, 4% were small business commercial loans not secured primarily through commercial real estate. Such loans are underwritten using the same standards as for commercial owner-user real estate properties. The Bank considers such loans to be a focus for future loan growth.

     The Bank's commercial loans are usually secured by all the borrower's business assets. Commercial loans are generally larger and involve a greater degree of risk than 1-4 family residential mortgage loans. Because payments on commercial loans secured by business assets are often dependent on the successful operation of the business, repayment of the loans may be dependent largely on the then prevailing conditions in the economy. The Bank seeks to minimize these risks through its underwriting policies.

     Residential Construction Lending. Of the Bank's loans at December 31, 1996, 2% represent residential construction lending. Such lending is to local real estate developers who have a proven track record in successfully responding to residential home building cycles or to individuals who are contracting to build homes for their use. The Bank considers such loans to be a focus for future loan growth.

     Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project that when completed, has a value that is insufficient to assure full repayment. The Bank seeks to minimize these risks through its underwriting policies.

     Consumer Lending. Of the Bank's total loans at December 31, 1996, 3% were consumer loans. The decreasing importance of consumer loans in the Bank's loan portfolio in recent years can be attributed to the increasing competition of non-bank lenders for automobile and personal loans as well as the effect of government actions on education loan originations. The Bank does not consider this area to be a focus of future loan growth, but offers such loans as an accommodation to deposit customers.

     Multi-Family Residential Lending. Of the Bank's loans at December 31, 1996, 4% were secured by multi-family properties. The Bank historically suffered a high level of loss in this area as well as in non-owner occupied 1-4 family residential loans. As such, the Bank rarely makes such loans, except to facilitate sales of foreclosed properties or to replace existing borrowers with borrowers who are more financially secure.

     Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than 1-4 family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies.

     Credit Administration. The Board of Directors, through its policies and procedures, has directed the management team to be proactive in its risk management. This process involves the implementation of systems that promote the identification of credit risk and actions that mitigate such risk. Management plays an active role in promoting a credit culture in which each employee involved in the lending function is expected to manage the risk in the portion of the portfolio for which such employee is responsible with systems that provide management with important information on a frequent basis.

     Approval Process. The Bank uses a committee process to approve its loans. Loans over $250,000 and up to and including $500,000 must be authorized by the Credit Committee, including the members of the Bank's senior management team. Loans over $500,000 are submitted to the Executive Committee of the Board of Directors. If any proposed loan has an exception, the Bank requires approval of the Board of Directors or Executive Committee. The Executive Committee meets weekly to approve loans and review reports pertaining to the portfolio's performance.

     Management may also delegate loan authority to certain senior loan officers, whereby the designated officer may lend up to pre-established limits, provided that the loan meets minimum underwriting criteria and is documented according to the Bank's customary procedures. These loans are subsequently reported to senior management and the Executive Committee.

     Credit Administration Oversight. The Bank's credit administration department uses various systems to monitor the loan portfolio and lending activity. These include reports generated by the Bank's data processing system to monitor loan performance.

     The Board of Directors requires that all loans be classified on a grading system according to measurable elements of risk. The system used is standard throughout the banking industry and recognized by the Bank's primary regulators, the Commissioner of Banks and the FDIC. This system allows management to track pools of similar credits for potential risk of loss. These pools consist of same grade credits that have similar levels of risk and establish a framework for migration analysis used to determine the levels of loan loss reserves.

     The grading system assigns loan pools to seven categories ranging from "pass" to "loss." There are three pools in the "pass" category, which consists of credits found to be of acceptable risk. Generally, loans in this category are to companies that have profit records, adequate capital for normal operations, and sufficient cash flow to service the loan. When a loan shows signs of potential weaknesses that may affect repayment of the loan or the collateral, the loan is reclassified "specially mentioned." A loan that has further deterioration and exhibits defined weaknesses in the borrower's capacity to repay is reclassified "substandard." Loans that exhibit signs of doubtful repayment are graded "doubtful" and loans that show signs of partial or full loss are charged off immediately.

     Management provides its lenders with training and systems to monitor the risk of credits and requires a formal process to change the risk grade. When a credit is downgraded, or the risk element has increased due to some potential repayment weaknesses, the credit is given more attention to protect the Bank's ability to collect the loan.

     Portfolio Reviews. The Bank uses a "loan officer driven" grading system, whereby all loans are periodically reviewed by loan officers as well as management for common risk trends. The loan officers prepare a quarterly report for management that reviews all the loans for changes in risk and identifies areas for growth opportunities. This process allows management to proactively monitor the portfolio for problems and, if needed, take action to mitigate risk.

     Classified Asset Management. All classified assets and specially mentioned credits that are currently outstanding or recently downgraded are generally reported to management monthly, but in any case not less frequently than quarterly. These reports are prepared by the Credit Administrative Officer and draw attention to the credit problems, strategies to correct the same, and dates for accomplishing the strategies. The reports also point out projected weaknesses or strengths that could cause the credit to be downgraded or upgraded.

     When evaluating the reports, management determines if specific reserves should be set up on the relevant credit, depending on the nature of the problem and the underlying collateral. During this process, management evaluates the borrower's cash flow and underlying collateral value. If there is erosion in either case, prompt action is taken to protect the Bank's position. Such actions may include taking additional collateral, obtaining further guarantees, declaring a default and accelerating the loan, and such other legal remedies as may be available to the Bank pursuant to the loan documents to take control of the collateral. Each month management provides reports to the Board of Directors analyzing the allowance for loan losses, foreclosed properties, classified and non-performing assets, and loan charge-offs.

     The reports are summarized on a tracking system used to monitor the activity of the credits both for changing loan balances and required reporting based on the initial target dates set by management.

     Since 1988 economic conditions and declining real estate values in Massachusetts and New England have negatively affected certain of the Bank's borrowers. Since 1992 the Bank experienced improvement in the level of non-performing assets. The following presents an analysis of the balance of the allowance for loan losses:


                                                                               At December 31,
                                            ----------------------------------------------------------------------------------
                                                      1996                          1995                      1994
                                            -------------------------      -----------------------   -------------------------

                                                          Percent of                    Percent of                 Percent of
                                                           Loans in                      Loans in                   Loans in
                                             Amount          each           Amount         each        Amount         each
                                               of         Category to         of        Category to      of        Category to
                                            Allowance     Total Loans      Allowance    Total Loan   Allowance     Total Loans
                                            ---------     -----------      ---------    ----------   ---------     -----------
                                                                            (Dollars in thousands)
Residential 1-4 family
  and loans held for sale                   $  464           67.37%         $  270         52.53%      $  159         49.45%
Commercial:
  Residential multi-family                     733            4.06             808          6.75          805          8.19
  Commercial real estate                     1,405           15.96           1,514         21.63        1,249         22.31
Construction                                    59            2.14              48          3.48           35          3.00
Equity lines of credit                         103            3.72              79          5.24           84          6.75
Other loans                                    474            6.75             235         10.37          234         10.30
Unallocated                                  1,478             N/A             859          N/A           628          N/A
                                            ------          ------          ------        ------       ------        ------
Total                                       $4,716          100.00%         $3,813        100.00%      $3,194        100.00%
                                            ======          ======          ======        ======       ======        ======


                                                                  At December 31,
                                             ------------------------------------------------------
                                                      1993                          1992
                                             -------------------------      -----------------------
                                                           Percent of                    Percent of
                                                            Loans in                      Loans in
                                              Amount          each           Amount         each
                                                of         Category to         of        Category to
                                             Allowance     Total Loans      Allowance    Total Loan
                                             ---------     -----------      ---------    ----------
                                                              (Dollars in thousands)
Residential 1-4 family
  and loans held for sale                   $  195            48.11%        $  383         45.38%
Commercial:
  Residential multi-family                     588             7.01            653          6.62
  Commercial real estate                     1,778            23.58          2,067         25.61
Construction                                    48             4.15             36          3.14
Equity lines of credit                          97             7.73            105          8.67
Other loans                                    221             9.42            290         10.58
Unallocated                                    727              N/A            107           N/A
                                            ------           ------         ------        ------
Total                                       $3,654           100.00%        $3,641        100.00%
                                            ======           ======         ======        ======

     The allowance for loan losses has been established to absorb reasonably foreseeable losses inherent in the loan portfolio. The provision to and the level of the allowance are evaluated on a periodic basis by management and the Board of Directors. The evaluation is based on the results of the Bank's internal loan review, historical loan loss experience, trends in delinquent and non-accrual loans, known and inherent risks in the nature and volume of the loan portfolio, adverse situations which may affect the borrower's ability to repay, collateral values, an estimate of potential loss exposure on significant credits, concentrations of credit, and present and prospective economic conditions based on facts then known. Management believes that the resulting allowance for loan losses is adequate to cover any known losses and any reasonably foreseeable losses in its loan portfolio.

     The following table presents a summary of the Bank's loan loss experience:


                                                                Year Ended December 31,
                                      ----------------------------------------------------------------------------
                                      1996              1995              1994              1993              1992
                                      ----              ----              ----              ----              ----
                                                                (Dollars in thousands)
Balance at beginning of year          $   3,813        $ 3,194           $ 3,654          $ 3,641           $ 4,865
   Provisions for loan losses                75            525               807            1,492             1,363
   Charge-offs:
     Residential 1-4 family                (463)          (438)             (202)            (435)             (560)
     Residential multi-family              (470)          (433)             (777)            (493)             (849)
     Commercial real estate                 (89)          (235)             (519)            (515)           (1,194)
     Equity lines of credit                 (20)           (30)               (7)             (60)              (30)
     Other                                  (89)           (60)             (105)            (159)             (229)
                                       --------        -------           -------          -------           -------
       Total                             (1,131)        (1,196)           (1,610)          (1,662)           (2,862)
   Recoveries                               307            143               343              183               275
                                       --------        -------           -------          -------           -------
     Net loans charged off                 (824)        (1,053)           (1,267)          (1,479)           (2,587)
   Allowance acquired in acquisitions     1,652          1,147                 -                -                 -
                                       --------        -------           -------          -------           -------
Balance at end of year                 $  4,716        $ 3,813           $ 3,194          $ 3,654           $ 3,641
                                       ========        =======           =======          =======           =======
Ratio of net charge-offs to
   average loans outstanding
   during the year                       0.34%           0.83%            1.15%             1.32%            2.21%


     Non-performing loans amounted to $3.9 million, $4.8 million, $2.3 million, $3.7 million, and $5.9 million, at December 31, 1996, 1995, 1994, 1993, and
1992, respectively. If prior periods had been restated for the adoption of SFAS 114, non-performing loans would have amounted to $4.7 million, $6.5 million, and $9.8 million at December 31, 1994, 1993, and 1992, respectively.

  Included in non-performing loans were $2.3 million, $1.3 million, $1.2 million, $2.0 million and $3.8 million of loans that were troubled debt restructurings at December 31, 1996, 1995, 1994, 1993 and 1992, respectively. In addition, the Bank had troubled debt restructurings totaling $355,000, $631,000, $1.0 million, $4.3 million and $7.8 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively, that were accounted for on the accrual basis as they performed under the restructured terms for a reasonable period, and the current interest rate approximates a market interest rate. Interest income recognized on a cash-basis for non-accrual loans amounted to $357,000, $629,000, $334,000, $242,000 and $207,000 for the
years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively.

        The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 1996 is presented in the following table.

                                                            At December 31, 1996
                                         -----------------------------------------------------
                                         Within            1-5           After
                                         1 Year           Years         5 Years          Total
                                         ------           -----         -------          -----
                                                          (Dollars in thousands)
Loan Maturity:
Mortgage loans:
   Construction                        $   5,909        $      -      $      -        $   5,909

Other loans:
   Commercial lines of credit              5,622               -             -            5,622
   Commercial                              1,443           2,635           760            4,838
                                        --------        --------      --------         --------
                                        $ 12,974        $  2,635      $    760        $  16,369
                                        ========        ========      ========         ========
Rate Sensitivity:
   Floating interest rates                              $  2,093       $   760        $   2,853
   Fixed interest rates                                      542             -              542
                                                        --------       -------        ---------
    Total loans                                         $  2,635       $   760        $   3,395
                                                        ========       =======        =========

Investment Securities

     Investment securities, consisting primarily of mortgage-backed securities, increased $25.8 million during 1996 as the Bank deployed funds from acquired deposits to leverage its capital position. This continued the execution of the Bank's strategy begun in 1993 to maximize the Bank's return on equity by deploying unused funds into investments having minimal credit risk. Under this strategy, mortgage-backed securities purchases are structured to realize rate spreads between the mortgage-backed securities and funding liabilities while matching the expected maturities of the securities to the funding provided by repurchase agreements and Federal Home Loan Bank ("FHLB") advances.

     These transactions have the effect of lowering certain financial ratios such as the Tier 1 leverage capital ratio, return on assets, the weighted average interest rate spread, and the net yield on average interest-earning assets, because they substantially increase the average asset base used in such computations. On the other hand, this strategy results in substantial benefits to pre-tax income and return on equity.

     Mortgage-backed securities are primarily composed of issues guaranteed by government and quasi-government agencies and high quality private sector entities. When interest rates decline, mortgage refinancings increase, resulting in accelerated principal repayments and lower net rate spreads. When rates increase, prepayments decrease thus resulting in longer expected average lives. Net spreads may increase or decrease depending on the repricing characteristics of the mortgage-backed securities and the related funding liabilities.

     At December 31, 1996, the carrying value of the Bank's investment securities amounted to $192.5 million, representing 38.8% of the Bank's total assets. As of December 31, 1995, the Bank's investment securities accounted for 51.4% of the Bank's total assets.

     The following table summarizes investment securities:


                                                                                      At December 31,
                                                                         ---------------------------------------
                                                                         1996              1995             1994
                                                                         ----              ----             ----
                                                                                  (Dollars in thousands)
Securities available for sale, at fair value                          $  184,195      $   160,582        $   32,719
Securities held to maturity, at amortized cost                                 -                -            65,770
Restricted equity securities                                               8,322            6,127             5,132
                                                                      ----------        ---------         ---------
                                                                      $  192,517        $ 166,709         $ 103,621
                                                                      ==========        =========         =========


     The following table sets forth the amortized cost and estimated fair value for the Bank's held to maturity investment securities portfolio:

                                                     At December 31,
                                               ---------------------------
                                                          1994
                                               ---------------------------
                                             Amortized               Fair
                                               Cost                  Value
                                               ----                  -----
                                                (Dollars in thousands)
Mortgage-backed securities                   $ 61,283              $ 57,095
U.S. Government and federal
   agency obligations                           4,487                 4,278
                                           ----------            ----------
     Total held to maturity                  $ 65,770              $ 61,373
                                             ========              ========


     The following table sets forth the amortized cost and estimated fair value for the Bank's available for sale investment portfolio:


                                                                      At December 31,
                                        ---------------------------------------------------------------------------
                                                 1996                      1995                       1994
                                        ----------------------    ----------------------     ----------------------
                                         Amortized       Fair       Amortized      Fair       Amortized      Fair
                                           Cost          Value        Cost         Value        Cost         Value
                                           ----          -----        ----         -----        ----         -----
                                                                   (Dollars in thousands)
U. S. Government and federal
   agency obligations                   $   2,500    $   2,415    $   4,499    $   4,395     $        -   $        -
Mortgage-backed securities                181,998      180,800      155,781      155,242         32,903       31,759
Corporate debt securities                   1,000          980        1,000          945          1,000          960
                                        ---------    ---------    ---------    ---------     ----------   ----------
   Total available for sale             $ 185,498    $ 184,195    $ 161,280    $ 160,582     $   33,903   $   32,719
                                        =========    =========    =========    =========     ==========   ==========

     The following tables set forth as of the dates indicated, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for the scheduled maturity of each security:


                                                                        At December 31, 1996
                                                            --------------------------------------------
                                                                                                Weighted
                                                             Amortized           Fair            Average
                                                               Cost              Value            Rate
                                                               ----              -----            ----
                                                                       (Dollars in thousands)
Investments Available for Sale
Mortgage-backed securities:
   After 5 years but within 10 years                         $  18,395        $  17,724           6.44%
   After 10 years                                              163,603          163,076           6.98%
                                                             ---------        ---------
     Total mortgage-backed securities                          181,998          180,800           6.92%
                                                             ---------        ---------
U.S. Government and federal agency obligations:
   After 1 but within 5 years                                    2,500            2,415           4.61%
                                                             ---------        ---------
     Total U.S. government and federal
       agency obligations                                        2,500            2,415           4.61%
                                                             ---------        ---------
Corporate investments:
   After 1 but within 5 years                                    1,000              980           6.24%
                                                             ---------        ---------
     Total corporate investments                                 1,000              980           6.24%
                                                             ---------        ---------
       Total investments available for sale                  $ 185,498        $ 184,195           6.89%
                                                             =========        =========


                                                                        At December 31, 1995
                                                             -------------------------------------------
                                                                                                Weighted
                                                             Amortized           Fair            Average
                                                               Cost              Value            Rate
                                                               ----              -----            ----
                                                                       (Dollars in thousands)
Investments Available for Sale
Mortgage-backed securities:
   After 10 years                                            $ 155,781        $ 155,242           7.38%
                                                             ---------        ---------
     Total mortgage-backed securities                          155,781          155,242           7.38%
                                                             ---------        ---------
U.S. Government and federal agency obligations:
   Within 1 year                                                 2,000            1,977           4.44%
   After 1 but within 5 years                                    2,499            2,418           4.39%
                                                             ---------        ---------
     Total U.S. Government and federal
       agency obligations                                        4,499            4,395           4.41%
                                                             ---------        ---------
Corporate investments:
   After 1 but within 5 years                                    1,000              945           5.93%
                                                             ---------        ---------
     Total corporate investments                                 1,000              945           5.93%
                                                             ---------        ---------
       Total investments available for sale                  $ 161,280        $ 160,582           7.29%
                                                             =========        =========

                                                                        At December 31, 1994
                                                             -------------------------------------------
                                                                                                Weighted
                                                             Amortized           Fair            Average
                                                               Cost              Value            Rate
                                                               ----              -----            ----
                                                                       (Dollars in thousands)
Investments Held to Maturity
Mortgage-backed securities:
   After 1 but within 5 years                                $   9,090       $    8,493           6.29%
   After 5 but within 10 years                                  33,318           30,502           6.51%
   After 10 years                                               18,875           18,100           5.54%
                                                              --------        ---------
     Total mortgage-backed securities                           61,283           57,095           6.18%
                                                              --------        ---------
Obligations of other U.S. Government agencies:
   After 1 but within 5 years                                    4,487            4,278           4.94%
                                                              --------        ---------
       Total investments held to maturity                    $  65,770       $   61,373           6.10%
                                                             =========       ==========
Investments Available for Sale
Mortgage-backed securities:
   After 5 but within 10 years                               $     180       $      173           6.50%
   After 10 years                                               32,723           31,586           5.97%
                                                             ---------        ---------
     Total mortgage-backed securities                           32,903           31,759           5.97%
                                                             ---------        ---------
Corporate investments:
   After 1 but within 5 years                                    1,000              960           6.58%
                                                             ---------        ---------
       Total investments available for sale                  $  33,903        $  32,719           5.98%
                                                             =========        =========

     The following table sets forth securities from any single issuer, excluding the U.S. Government or its agencies, for which amortized cost exceeds 10% of stockholders' equity:

                                                                                  At December 31, 1996
                                                                      ---------------------------------------------
                                                                                        Percent of
                                                                       Amortized       Stockholders'        Fair
                                                                         Cost             Equity            Value
                                                                         ----             ------            -----
                                                                                 (Dollars in thousands)
Mortgage-backed securities:
   Sears Mortgage Securities                                           $  3,120            10%           $  3,104
   Saxon Mortgage Securities Corp.                                        6,178            20%              6,215


Deposits

     Deposits generated from within the Bank's local market area are the primary source of funds for the Bank's lending and investment operations. In addition to savings deposits, NOW, and money market deposits, the Bank offers several checking account programs to meet the individual needs of its customers. Substantially all the Bank's deposits are derived from customers who work or reside in the Bank's market area.

     The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:


                                                             For the Years Ended December 31,
                                        --------------------------------------------------------------------------
                                                 1996                      1995                       1994
                                        ----------------------    ----------------------     ---------------------
                                                       Average                   Average                   Average
                                          Average       Rate        Average       Rate        Average       Rate
                                          Balance       Paid        Balance       Paid        Balance       Paid
                                          -------       ----        -------       ----        -------       ----
                                                                    (Dollars in thousands)
Non-interest bearing
   demand deposits                     $   33,542        N/A       $  11,758       N/A       $   8,578        N/A
NOW                                        36,828       1.41%         17,041      1.47%         14,314       1.47%
Savings                                    89,003       2.70          48,814      2.76          46,336       2.45
Money market                               14,880       2.94          11,219      2.90          14,452       2.54
Time                                      125,422       5.64          64,856      5.57          53,559       4.11
                                       ----------                  ---------                 ---------
   Total                               $  299,675       3.48%      $ 153,688      3.60%      $ 137,239       2.85%
                                       ==========                  =========                 =========


     As of December 31, 1996, term certificates of deposit in amounts of $100,000 or more had the following maturities:

                                                         (Dollars in thousands)
Under 3 months                                                  $ 21,709
3 to 6 months                                                      5,068
6 to 12 months                                                     3,449
Over 12 months                                                     6,696
                                                               ---------
   Total                                                        $ 36,922
                                                                ========

Borrowings

     The following table summarizes the outstanding balances of borrowings for the years indicated:


                                                            At or For the Years Ended December 31,
                                                            --------------------------------------
                                                            1996              1995             1994
                                                            ----              ----             ----
                                                                    (Dollars in thousands)
FHLB advances:
   Balance at end of year                               $   89,250         $ 88,470          $ 75,615
   Average balance                                         114,380           78,731            44,021
   Maximum month-end balance                               134,277           91,600            75,615
   Weighted average rate during the period                    5.63%            5.77%             5.28%
   Year-end average rate                                      5.64%            5.73%             5.54%

Securities sold under agreements to repurchase:
   Balance at end of year                                $  34,670         $ 37,775           $ 1,965
   Average balance                                          32,103           18,767             6,541
   Maximum month-end balance                                44,740           37,775             9,679
   Weighted average rate during the period                    5.36%            5.75%             4.86%
   Year-end average rate                                      5.28%            5.77%             6.50%


Employees

     At December 31, 1996, the Company had 212 full-time equivalent employees. Employee benefits include a pension plan, 401(k) Plan, and life, health, travel, accident and long-term disability insurance, tuition assistance and an Employee Stock Ownership Plan, which is offered by the Company to all employees who meet the minimum hours worked requirements. None of the employees of the Company is represented by a collective bargaining group, and management considers its relationship with its employees to be good.

YEAR 2000 ISSUES

     An issue receiving much attention in the media and by regulatory agencies has been the risk posed by programming code in existing computer application programs as the industry enters the new millennium. The essence of the problem relates to the existing standard for computer programs being inadequate for financial computations. The regulatory and business concern is that adequate measures be taken now to correct this problem. In People's case, we utilize the services of a third party data center for most of our data processing and as a vendor for certain programs maintained in-house. We have been kept apprised of their efforts to ensure that all programs be fully Year 2000 compliant. Such efforts have been subject to FFIEC examination review and appear to be sufficient to ensure that software used by the Company will adequately address regulatory concerns.

Item 2. Properties

     The Bank's main office has been located in its current quarters in downtown Brockton since 1908. In April 1996, the Company moved its service center to New Bedford from Easton.

     All branches provide a broad range of bank services. All Bank locations, except for the service center and main office, have ATMs. The Bank is a member of the Cirrus, Cashstream, and NYCE ATM networks, which provide service to its customers throughout New England and the United States.

     The following table sets forth certain information relating to real estate owned or leased by the Company as of December 31, 1996. The Company believes that the fair market value exceeds the net book value of its owned real estate.

                                               Net Book Value at        Owned/
Location                                       December 31, 1996        Leased
--------                                       -----------------        ------
                                            (Dollars in thousands)
People's Savings Bank of Brockton
   Service Center and Branch:
   545 Pleasant Street, New Bedford                $5,508                 Owned

   Main Office:
     221 Main Street, Brockton                         27                 Owned

   Other Branches:
     580 Washington Street, South Easton          $309                    Owned
     757 Centre Street, Brockton                   290                    Owned
     500 Washington Street, Stoughton              308                    Owned
     116 Torrey Street, Brockton (1)               177                   Leased
     200 Westgate Drive, Brockton (2)               89                   Leased
     33 Weir Street, Taunton                       566                    Owned
     478 Middleboro Avenue, East Taunton(3)          1                   Leased
     84 Copeland Drive, Mansfield (4)              333                   Leased
     2206 Acushnet Ave, New Bedford                447                    Owned
     28 County Road, Mattapoisett                  492                    Owned
     280 Winthrop Street, Taunton (5)              324    -              Leased
     686 Dartmouth Street, South Dartmouth         869                    Owned

People's Mortgage Corporation:
     580 Washington Street, South Easton, MA (6)     -                   Leased
     206 Andover Street, Andover, MA (7)             -                   Leased
     58 Main Street, Sturbridge, MA (8)              -                   Leased
     2337 Whitney Avenue, Hamden, CT (9)            19                   Leased
     545 Pleasant Street, New Bedford (6)            -                   Leased


     (1) Lease expires December 31, 1997 with an option to renew for two five-year periods.

     (2)  Lease expires October 31, 1998.

     (3)  Tenant-at-will.

     (4) Lease expires December 31, 1998 with two additional five year renewal options.

     (5)  Lease expires October 31, 1999.

     (6) People's Mortgage Corporation leases space from the Company as a tenant-at-will.

     (7)  Tenant-at-will.

     (8) Lease expires November 30, 1998 with an option to renew for three years.

     (9)  Lease expires November 30, 1997.

     The Bank owns other properties, consisting primarily of foreclosed real estate, through its subsidiaries G.B.L., Inc. ("GBL"), PECO, Inc. ("PECO") and Longworth, Inc.

Item 3. Legal Proceedings

     The Company is involved from time to time as a party to legal proceedings occurring in the ordinary course of its business. The Company believes that none of these proceedings would, individually, if adversely determined, have a material effect on the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Since the consummation of the Reorganization on February 8, 1996, the Common Stock of the Company has been traded in the over-the-counter market on the Nasdaq National Market under the symbol "PBKB." Prior to that time, the common stock of the Bank was traded on the Nasdaq National Market. The following table sets forth the high and low sales prices of the common stock of the Bank as reported on the Nasdaq National Market during the periods indicated.

                                                                Sales Price
                                                                -----------
                                                              High         Low
                                                              ----         ---
    1995
First Quarter..............................................  $ 6.375    $ 4.625
Second Quarter.............................................    7.25       5.50
Third Quarter..............................................    8.125      6.75
Fourth Quarter.............................................   10.50       7.375

    1996
First Quarter..............................................  $10.50     $ 8.50
Second Quarter.............................................   10.125      8.75
Third Quarter..............................................   10.50       9.00
Fourth Quarter.............................................   11.625     10.00

     On March 27, 1997, the closing sale price of a share of Common Stock of the Company on the Nasdaq National Market was $12.00.

     At March 27, 1997, there were approximately 750 holders of record of the Common Stock. The number of holders of record does not reflect the number of persons or entities who or which hold their stock in nominee or "street" name through various brokerage firms or other entities.

     The Company's ability to pay dividends on the Common Stock depends on the receipt of dividends from the Bank. Although the Company has adopted a policy of paying regular quarterly dividends on the Common Stock, there can be no assurance that such dividends will be paid in the future, or if paid, the amount of any such dividends.

     Declarations of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's operating results and financial condition and general economic conditions. As the principal asset of the Company, the Bank currently provides the only source of payment of dividends by the Company. Under
Massachusetts law, stock savings banks such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. If, prior to the declaration of a dividend, the Bank's capital stock and surplus account do not equal at least 10% of its deposit liabilities, then prior to payment of the dividend the Bank must transfer from net profits to its surplus account the amount required to make the surplus account equal to either (i) together with capital stock, 10% of deposit liabilities or, (ii) subject to certain adjustments, 100% of capital stock. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the Common Stock. Although Massachusetts law does not define what constitutes "net profits," it is generally assumed that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid-in capital).

     The Company and the Bank are subject to capital ratio requirements established by the Federal Reserve Board and the FDIC. Under Section 38 of the Federal Deposit Insurance Act, the Bank would be prohibited from making any capital distribution, including the payment of dividends, if the Bank would be undercapitalized
following  such   distribution   under  the  FDIC's  prompt   corrective  action
regulations. In addition to such regulatory limitations on the payment of dividends, the effect of the payment of dividends on the capital ratios of the Bank or the Company, as the case may be, may be a factor in the determination by the Board of Directors to pay such dividends.

     In addition, under current law, to the extent that the Bank makes "non-dividend distributions" to the Company that are considered to have been made from certain portions of the Bank's bad debt reserve, an amount based on the amount distributed will be included in the Bank's taxable income.

     The most recent quarterly dividend was declared by the Bank on January 29, 1997, totaled $0.09 per share and was paid on March 14, 1997. The Bank declared and paid a quarterly dividend of $0.05, $0.07, $0.07, and $0.08 per share in the first, second, third, and fourth quarters of 1996. The Bank declared and paid a quarterly dividend of $0.04 per share in the fourth quarter of 1995. This was the first dividend paid since 1990. The dividend payout ratio was 24.36% and 4.24% in 1996 and 1995, respectively, . There were no dividends paid out in the years ended December 31, 1994, 1993, 1992, or 1991.

Item 6. Selected Financial Data

     The information required by this item appears on page 4 of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item appears in the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 to 12 inclusive of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Information required by this item appears on pages 13 to 26 inclusive of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item will appear under the headings "Directors of the Company," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item will appear in the Proxy Statement under the headings "Executive Compensation" and "Compensation of Directors" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The  information  required by this item will appear in the Proxy  Statement
under  the  heading  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by reference.

Item 13. Transactions with Certain Related Persons.

     The  information  required by this item will appear in the Proxy  Statement
under  the  heading  "Certain   Transactions"  and  is  incorporated  herein  by
reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, And Reports on Form 8-K

     (a)(1) Index of Financial Statements. The following financial statements appear in response to Item 8 of this Report:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     (a)(2) Index of Financial Statement Schedules. All financial statement schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated to Financial Statements.

     (a)(3) Exhibits.

                                  EXHIBIT INDEX

 Exhibit                           Description
 -------                           -----------
   2.1 Plan of Reorganization and Acquisition by and between the Company and the Bank dated as of March 31, 1995 (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-99772) and incorporated herein by reference.)

   3.1 Restated Articles of Organization of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

   3.2    By-laws of the Company, as amended and restated

   4.1 Specimen certificate for shares of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

   4.2 Articles IV and VI(I)-(K) of Restated Articles of Organization of the Company (see Exhibit 3.1)

   4.3    Articles I and IV of By-laws of the Company (see Exhibit 3.2)

  10.1 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Colin C. Blair, dated as of February 7, 1996+ (filed as Exhibit 10.5 to the Company's Registration Statement on
          Form S-1, File No. 33-99772 (the "S-1") and incorporated herein by reference.)

  10.2 Amended and Restated Special Termination Agreement by and between the Bank and Donna L. Boulanger, dated as of February 7, 1996 (filed as
          Exhibit 10.6 to the S-1 and incorporated herein by reference.)


  10.3 Amended and Restated Special Termination Agreement by and between the Bank and Charles R. Leyton, dated as of February 7, 1996 (filed as
          Exhibit 10.7 to the S-1 and incorporated herein by reference.)

  10.4 Amended and Restated Special Termination Agreement by and between the Bank and Lorraine P. Healy, dated as of February 7, 1996 (filed as
          Exhibit 10.8 to the S-1 and incorporated herein by reference.)

  10.5 Amended and Restated Special Termination Agreement by and between the Bank and Robert Cully, dated as of February 7, 1996 (filed as
          Exhibit 10.9 to the S-1 and incorporated herein by reference.)

  10.6 Amended and Restated Special Termination Agreement by and between the Bank and Maureen A. Gregory, dated as of February 7, 1996 (filed as
          Exhibit 10.10 to the S-1 and incorporated herein by reference.)

  10.7 Employment Agreement by and between People's Mortgage Corporation and John J. Kiernan, Jr. dated as of October 6, 1995 (filed as Exhibit
          10.11 to the S-1 and incorporated herein by reference.)

  10.8 Employment Agreement by and between People's Mortgage Corporation and James F. Ryder, Jr. dated October 6, 1995 (filed as Exhibit 10.12 to the S-1 and incorporated herein by reference)

  10.9 Employment Agreement by and between People's Mortgage Corporation and Michael C. Gillis dated as of March 31, 1995 (filed as Exhibit 10.13 to the S-1 and incorporated herein by reference)

  10.10 Employment Agreement by and between People's Mortgage Corporation and Vincent E. Hayes, Jr. dated as of March 31, 1995 (filed as Exhibit
          10.14 to the S-1 and incorporated herein by reference)

  10.11 Employment Agreement by and between the Bank and Raymond F. Wheeler dated as of May 10, 1995 (filed as Exhibit 10.15 to the S-1 and incorporated herein by reference)

  10.12 Discretionary Bonus Plan of the Bank+ (filed as Exhibit 10.16 to the S-1 and incorporated herein by reference)

  10.13   Amended and Restated  Directors'  Stock Option Plan+ (filed as Exhibit
          10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

  10.14 Amended and Restated Incentive and Nonqualified Stock Option Plan+ (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

  10.15   Asset  Purchase  Agreement  by  and  among  People's  Saving  Bank  of
          Brockton, Minuteman Funding Corporation, and the Stockholders of Minuteman Funding Corporation dated as of March 31, 1995 (filed as
          Exhibit 10.27 to the S-1 and incorporated herein by reference)

  10.16   Agreement  for  Purchase  and  Sale  of  Assets  and   Assumption  of
          Liabilities by and between People's Savings Bank of Brockton and The First National Bank of Boston, N.A. dated as of May 11, 1995 (filed as Exhibit 10.28 to the S-1 and incorporated herein by reference)

  10.17 Purchase and Assumption Agreement by and between People's Savings Bank of Brockton and Fleet Bank of Massachusetts, N.A. dated as of September 30, 1995 (filed as Exhibit 10.29 to the S-1 and incorporated herein by reference)

  10.18 Purchase and Assumption Agreement by and between People's Savings Bank of Brockton and Shawmut Bank, N.A. dated as of September 30, 1995 (filed as Exhibit 10.30 to the S-1 and incorporated herein by reference)

  10.19 Amendment No. 1 to Purchase and Assumption Agreement, dated as of March 8, 1996, by and between People's Savings Bank of Brockton, Fleet Bank of Massachusetts, N.A. and certain other parties dated as of September 30, 1995. (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

  10.20 Amendment No. 1 to Purchase and Assumption Agreement, dated as of March 8, 1996, by and between People's Savings Bank of Brockton, Fleet National Bank of Massachusetts (formerly Shawmut Bank, N.A.) and certain other parties dated as of September 30, 1995. (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

 *10.21   1996 Stock Option and Incentive Plan+

 *10.22   Form of Director Nonqualified Stock Option Agreement

 *10.23   Form of Employee Nonqualified Stock Option Agreement

 *10.24   Form of Incentive Stock Option Agreement

 *13      People's Bancshares, Inc. 1996 Annual Report to Stockholders

 *21      Schedule of subsidiaries of the Company

 *23 Consent of Wolf & Company, P.C., as independent certified public accountants

 *27      Financial Data Schedule

---------------

 *   Filed herewith.

 + Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 6, 1996 in connection with the resignation of its President and Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

                                       PEOPLE'S BANCSHARES, INC.


                                       By: /s/ Colin C. Blair
                                           ---------------------------------
                                           Colin C. Blair
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (principal financial and
                                           accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                Title                               Date
         ---------                -----                               ----

/s/ Colin C. Blair                Chief Financial Officer         March 25, 1997
-----------------------------     & Treasurer (principal
Colin C. Blair                    executive officer)

/s/ Frederick W. Adami III        Director                        March 25, 1997
-----------------------------
Frederick W. Adami, III


/s/ Virginia M. Burke             Director                        March 25, 1997
-----------------------------
Virginia M. Burke


/s/ B. Benjamin Cavallo           Director                        March 25, 1997
-----------------------------
B. Benjamin Cavallo


/s/ John R. Eaton                 Director                        March 25, 1997
-----------------------------
John R. Eaton


/s/ S. David Goldberg             Director                        March 25, 1997
-----------------------------
S. David Goldberg


/s/ Terrence Gomes                Director                        March 25, 1997
-----------------------------
Terrence Gomes


/s/ Fred W. Green                 Director                        March 25, 1997
-----------------------------
Fred W. Green


/s/ Dr. Loring C. Johnson         Director                        March 25, 1997
-----------------------------
Dr. Loring C. Johnson


/s/ Richard D. Matthews           Director                        March 25, 1997
-----------------------------
Richard D. Matthews

         Signature                Title                           Date
         ---------                -----                           ----

/s/ Gerald R. Rodman              Director                        March 25, 1997
-----------------------------
Gerald R. Rodman


/s/ Davis H. Scudder              Director                        March 25, 1997
-----------------------------
Davis H. Scudder


/s/ Stanley D. Siskind            Director                        March 25, 1997
-----------------------------
Stanley D. Siskind


/s/ Colin C. Blair                Vice President, Treasurer       March 25, 1997
----------------------------      and Chief Financial Officer
Colin C. Blair                    (principal financial and
                                  accounting officer)