Form 10-Q
period 1997-03-31
PEOPLES BANCSHARES INC
filed 1997-05-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
                                       -----     -----

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of March 31, 1997 was 3,592,170.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                 1

Table of Contents                                                           2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                  Consolidated Balance Sheets                               3
                  Consolidated Statements of Income                         4
                  Consolidated Statements of Changes in Stockholders'
                    Equity                                                  5
                  Consolidated Statements of Cash Flows                     6
                  Notes to Unaudited Consolidated Financial Statements      8

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9

PART II  OTHER INFORMATION                                                  14



SIGNATURES                                                                  15

EXHIBITS                                                                    16

(*) The financial information at December 31, 1996 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ========================================

                                             CONSOLIDATED BALANCE SHEETS
                                             ---------------------------
                                               (Dollars in thousands)
                                                     (Unaudited)

                                                                                March 31,         December 31,
                                                                                   1997               1996
                                                                                ---------         ------------
                                      ASSETS
                                      ------

Cash and cash equivalents                                                       $  14,494          $  12,478
Investment securities, available for sale                                         252,346            192,517
Loans held for sale                                                                16,095             25,612
Loans                                                                             249,340            250,911
   Less allowance for loan losses                                                  (4,378)            (4,716)
                                                                                ---------          ---------
      Loans, net                                                                  244,962            246,195
Other real estate owned, net                                                          846                493
Banking premises and equipment, net                                                13,118             13,034
Accrued interest receivable                                                         3,246              2,888
Deferred income taxes                                                               1,325                550
Intangible assets                                                                   1,295              1,338
Due from broker                                                                       214               --
Other assets                                                                          833              1,028
                                                                                ---------          ---------
         Total assets                                                           $ 548,774          $ 496,133
                                                                                =========          =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Deposits                                                                        $ 328,331          $ 336,238
Borrowed funds                                                                    184,358            123,920
Mortgagors' escrow accounts                                                         1,253                973
Accrued interest payable                                                            1,726              1,114
Accrued expenses                                                                    1,839              1,941
Other liabilities                                                                     477                883
                                                                                ---------          ---------
         Total liabilities                                                        517,984            465,069
                                                                                ---------          ---------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                    -                  -
   Common stock - par value $0.10 per share; authorized 20,000,000 shares,
      issued and outstanding 3,592,170 and 3,562,970 shares                           359                356
   Additional paid-in capital                                                      23,119             22,967
   Retained earnings                                                                9,547              8,562
                                                                                ---------          ---------
                                                                                   33,025             31,885
   Net unrealized loss on securities available
      for sale, after tax effects                                                  (2,235)              (821)
                                                                                ---------          ---------
         Total stockholders' equity                                                30,790             31,064
                                                                                ---------          ---------

         Total liabilities and stockholders' equity                             $ 548,774          $ 496,133
                                                                                =========          =========

See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ========================================

                                          CONSOLIDATED STATEMENTS OF INCOME
                                          ---------------------------------
                              (Dollars and shares in thousands, except per share data)
                                                     (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                 1997               1996
                                                                                -------           -------
Interest and dividend income:
   Interest and fees on loans                                                   $ 5,599           $ 3,675
   Interest and dividends on investment securities                                4,091             2,902
   Interest on short-term investments                                                39                32
                                                                                -------           -------
      Total interest and dividend income                                          9,729             6,609
                                                                                -------           -------

Interest expense:
   Interest on deposits                                                           2,836             1,752
   Interest on borrowed funds                                                     2,479             1,903
                                                                                -------           -------
      Total interest expense                                                      5,315             3,655
                                                                                -------           -------

Net interest income                                                               4,414             2,954
Provision for loan losses                                                             -                75
                                                                                -------           -------
Net interest income, after provision for loan losses                              4,414             2,879
                                                                                -------           -------

Other income:
   Customer service fees                                                            345               277
   Losses on sales of securities, net                                               (11)              (24)
   Gains on sales of loans,  net                                                    913               459
   Gain on sale of banking premises and equipment                                     -                62
   Miscellaneous                                                                     35               121
                                                                                -------           -------
      Total other income                                                          1,282               895
                                                                                -------           -------

Operating expenses:
   Salaries and employee benefits                                                 2,059             1,515
   Occupancy and equipment                                                          409               306
   Data processing                                                                  305               139
   Professional fees                                                                141                52
   Other real estate owned, net                                                      53                18
   Other general and administrative                                                 680               650
                                                                                -------           -------
      Total operating expenses                                                    3,647             2,680
                                                                                -------           -------

Income before income taxes                                                        2,049             1,094
Provision for income taxes                                                          741               407
                                                                                -------           -------
Net income                                                                      $ 1,308           $   687
                                                                                =======           =======

Income per share (primary and fully diluted)                                    $  0.36           $  0.25
                                                                                =======           =======

Weighted average shares outstanding
     (primary and fully diluted)                                                  3,646             2,744
                                                                                =======           =======

See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ========================================

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             ----------------------------------------------------------
                                     Three Months Ended March 31, 1997 and 1996
                                     ------------------------------------------
                                               (Dollars in thousands)
                                                     (Unaudited)
                                                                                         Net Unrealized
                                                                                            Loss on
                                                           Additional                      Securities
                                               Common        Paid-in        Retained       Available
                                                Stock        Capital        Earnings        for Sale         Total
                                               ------      ----------       --------     --------------     -------


Balance at December 31, 1996                    $356         $22,967         $8,562         $  (821)        $31,064

Net income                                         -               -          1,308               -           1,308
Cash dividends paid                                -               -           (323)              -            (323)
Exercise of stock options                          3             152              -               -             155
Change in net unrealized loss on securities
   available for sale, after tax effects           -               -              -          (1,414)         (1,414)
                                                ----         -------         ------         -------         -------

Balance at March 31, 1997                       $359         $23,119         $9,547         $(2,235)        $30,790
                                                ====         =======         ======         =======         =======

Balance at December 31, 1995                    $232         $14,015         $5,870         $  (440)        $19,677

Net income                                         -               -            687               -             687
Cash dividends paid                                -               -           (116)              -            (116)
Exercise of stock warrants                         5             236              -               -             241
Issuance of common stock                          97           7,448              -               -           7,545
Change in net unrealized loss on securities
   available for sale, after tax effects           -               -              -            (652)           (652)
                                                ----         -------         ------         -------         -------

Balance at March 31, 1996                       $334         $21,699         $6,441         $(1,092)        $27,382
                                                ====         =======         ======         =======         =======



See accompanying notes to unaudited consolidated financial statements.

                    PEOPLE'S BANCSHARES, INC. AND SUBSIDIARY
                    ========================================

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -------------------------------------
                                               (Dollars in thousands)
                                                     (unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------------
                                                                                             1997               1996
                                                                                            ---------         ---------
Cash flows from operating activities:
   Net income                                                                               $   1,308         $     687
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision for loan losses                                                                      -                75
     Depreciation and amortization                                                                342               312
     Gain on sale of banking premises and equipment                                                 -               (62)
     Losses on sales of securities, net                                                            11                24
     Loans originated for sale                                                                (54,412)          (34,691)
     Principal balance of loans sold                                                           63,929            23,414
     Write-downs, provisions, and gain or loss on sales of other real estate owned                  7               (23)
     Deferred tax provision                                                                         -               300
     Increase in other assets, net of other liabilities                                           (74)           (1,204)
                                                                                            ---------         ---------
              Net cash provided (used) by operating activities                                 11,111           (11,168)
                                                                                            ---------         ---------

Cash flows from investing activities:
    Cash and cash equivalents received through acquisition                                          -            20,664
    Proceeds from sales of investment securities available for sale                            42,723                 -
    Proceeds from amortization of mortgage-backed securities
       available for sale                                                                       6,004            10,232
    Purchase of securities available for sale                                                (110,987)          (53,136)
    Loan (originations and purchases) amortization and payoffs, net                               708             3,445
    Proceeds from sales of other real estate owned                                                 66               254
    Additions to banking premises and equipment, net                                             (252)             (458)
                                                                                            ---------         ---------
           Net cash used in investing activities                                              (61,738)          (18,999)
                                                                                            ---------         ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                        (7,907)            2,975
    Net increase (decrease) in borrowings with maturities of three months or less               7,408           (27,828)
    Proceeds from issuance of borrowings with maturities in excess of three months             88,200            54,920
    Repayment of borrowings with maturities in excess of three months                         (35,170)                -
    Increase in mortgagors' escrow accounts                                                       280               335
    Proceeds from issuance of common stock                                                          -             7,545
    Proceeds from exercise of stock warrants and options                                          155               241
    Cash dividends                                                                               (323)             (116)
                                                                                            ---------         ---------
       Net cash provided by financing  activities                                              52,643            38,072
                                                                                            ---------         ---------
Net increase in cash and cash equivalents                                                       2,016             7,905
Cash and cash equivalents at beginning of period                                               12,478            11,303
                                                                                            ---------         ---------
Cash and cash equivalents at end of period                                                  $  14,494         $  19,208
                                                                                            =========         =========




See accompanying notes to unaudited consolidated financial statements.

Supplementary information:
   Interest paid on deposit accounts                                                        $   2,847         $   1,712
   Interest paid on borrowed funds                                                              1,856             1,687
   Transfer from loans to other real estate owned, net                                            426                 -
   Income taxes paid                                                                              247                 -
   Increase in due from brokers, net                                                              214            15,133
   Assets acquired in acquisition of branches                                                       -           124,845
   Liabilities assumed in acquisition of branches                                                   -           145,509




See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

(1) The Consolidated Balance Sheet as of March 31, 1997, and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the periods ended March 31, 1997 and 1996 of People's Bancshares, Inc. and Subsidiary (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

     The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1996.

(2)  EARNINGS PER SHARE
     ------------------

     Earnings per share is computed using the weighted average number of shares and common stock equivalents outstanding during each period. Earnings per share computations include common stock equivalents attributable to outstanding stock options and warrants. Weighted average equivalent shares outstanding for the quarters ended March 31, 1997 and 1996 were approximately 3,646,000 and 2,744,000, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

ASSETS

The Company's total assets at March 31, 1997 were $548.8 million, an increase of $52.6 million from December 31, 1996. The increase primarily reflects an increase of $59.8 million in investment securities consisting primarily of mortgage-backed securities funded with a $60.4 million increase in borrowed funds.

LOANS

Total loans and loans held for sale decreased $11.1 million primarily as a result of a decrease in loans held for sale. At March 31, 1997, the Company's loans and loans held for sale were as follows:

                                                            (in millions)
         Residential mortgage loans                           $171,208
         Commercial, commercial real estate
             and construction loans                             86,825
         Consumer loans                                          7,402
                                                              --------
               Total                                          $265,435
                                                              ========

DEPOSITS

Total deposits decreased $7.9 million to $328.3 million at March 31, 1997 from $336.2 million at December 31, 1996. The decrease in deposits reflects a $1.3 million increase in IRAs and time certificates of deposit offset by a $9.2 million decrease in core deposits.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

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

At March 31, 1997, the Company's allowance for loan losses totaled $4.4 million or 1.65% of total loans and loans held for sale and 121.2% of non-performing loans compared to $4.7 million or 1.71% of total loans and loans held for sale and 122.1% of non-performing loans at December 31, 1996, and compared to $5.2 million or 1.93% of total loans and loans held for sale and 94.1% of non-performing loans at March 31, 1996. Management recorded no provision for loan losses for the three month period ended March 31, 1997, compared to $75,000 for the same period in 1996. The Company recorded a $1.7 million loan loss allowance in connection with the Branch Acquisition in March 1996. Net charge-offs were $338,000 for the three month period ended March 31, 1997 compared to net charge-offs of $374,000 for the same period in 1996.

Non-performing assets were $4.5 million or 0.81% of total assets at March 31, 1997 compared to $4.4 million or 0.88% of total assets at December 31, 1996 and $5.8 million or 1.09% of total assets at March 31, 1996.

EQUITY

The Company completed a rights offering on March 8, 1996 raising net proceeds of $7.5 million through the sale of approximately 968,000 shares of its common stock. At March 31, 1997, the Company had 3,592,170 common shares outstanding.

RESULTS OF OPERATIONS

OVERVIEW

Comparisons of year to year operating results have been significantly affected by the purchase of five branches from subsidiaries of Fleet Bank, N.A. and Shawmut Bank N.A. (the "Branch Acquisition") in March 1996 that have resulted in the Company increasing its asset size from $324.4 million at December 31, 1995 to $548.8 million at March 31, 1997. Operating results have also been significantly affected by the growth of People's Mortgage Corporation ("PMC") which is reflected in gains on sales of loans of $913,000, PMC operating expenses of $1.7 million, and income before income taxes of $290,000 from PMC operations in the first three months of 1997 compared to $459,000, $1.1 million, and a net loss before income taxes of $97,000, respectively, in the corresponding period of 1996. Quarterly comparisons have also been significantly affected by the Company increasing its investment portfolio (primarily mortgage-backed securities) by $28.9 million since March 31, 1996 funded by an increase of $31.0 million in borrowed funds. Net income amounted to $1.3 million or $0.36 per share (primary and fully diluted) for the three months ended March 31, 1997 compared to net income of $687,000 or $0.25 per share (primary and fully diluted) for the same period in 1996.

NET INTEREST INCOME

Net interest income increased $1.5 million for the three months ended March 31, 1997 compared to the same period in 1996. This change resulted mostly from increased average earning assets. For the first three months of 1997, average earning assets increased 46.0% compared to the same period in 1996.

Interest and dividend income increased to $9.7 million for the three months ended March 31, 1997 from $6.6 million for the same period in 1996. The yield on average earning assets increased to 7.62% for the three months ended March 31, 1997 from 7.56% for the same period in 1996. Yields on loans decreased to 8.32% for the three months ended March 31, 1997 compared to 8.63% for the same period in 1996. The decrease in loan yields is attributable to the continuing amortization of the Company's portfolio of higher rate-higher risk multi-family real estate loans and to pricing pressure on new commercial and commercial real estate originations. Yields on investments increased to 6.90% for the three months ended March 31, 1997 compared to 6.53% for the same period in 1996.

Interest expense increased to $5.3 million for the three months ended March 31, 1997 from $3.7 million for the same period in 1996. This increase was due to a $576,000 increase in interest expense on borrowed funds and a $1.1 million increase in interest expense on deposits for the three months ended March 31, 1997 compared to the same period in 1996.

During the first three months of 1997, average borrowed funds amounted to $174.6 million compared to $134.6 million during the same period of 1996. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities. Rates paid on average borrowed funds were 5.68% for the three months ended March 31, 1997 compared to 5.66% for the same period in 1996.

The increase in deposit interest expense was due to an increase in the average cost of deposits to 3.88% for the three month period ended March 31, 1997 from 3.73% for the same period in 1996. Deposit interest expense also increased due to an increase in average deposits to $293.1 million for the three months ended March 31, 1997 compared to $188.0 million for the same period in 1996.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses necessary for the three months ended March 31, 1997. The provision for loan losses amounted to $75,000 for the three month period in 1996. The prior period provision for loan losses was deemed necessary due to the continued weakness of the local economy and real estate market. If the local economy and real estate market deteriorate, it may be necessary for the Company to make additional provisions for loan losses.

OTHER INCOME

Other income was $1.3 million for the three months ended March 31, 1997 compared to $895,000 for the same period in 1996. The quarterly increase is primarily attributable to a $454,000 increase in gains from sales of loans and a $68,000 increase in customer service fees. The increase in loan sale gains reflects the growth of People's Mortgage Corporation since March 31, 1995 while the increase in customer service fees reflects the Company's increased depositor base resulting from the Branch Acquisition.

OPERATING EXPENSES

Total operating expenses amounted to $3.6 million for the three months ended March 31, 1997 compared to $2.7 million for the same period in 1996. Operating expenses for the period ended March 31, 1996 include an estimated $223,000 in non-recurring expenses related to the Branch Acquisition.

Salaries and benefits expense increased $544,000 for the three months ended March 31, 1997 compared to the same period in 1996. The increase in salaries and benefits reflects general salary increases, added lending and PMC staffing, and operations of the five branches acquired in the Branch Acquisition in 1996.

Occupancy and equipment expense increased $103,000 for the three months ended March 31, 1997 compared to the same period in 1996. Data processing expense increased $166,000 for the three months ended March 31, 1997 compared to the same period in 1996. Professional fees expense increased $89,000 for the three months ended March 31, 1997, compared to the same period in 1996. Other real estate owned expenses increased $35,000 for the three months ended March 31, 1997 compared to the same period in 1996. Other general and administrative expenses increased $30,000 for the three months ended March 31, 1997 compared to the same period in 1996. All increases in operating expense, other than OREO related expenses, are primarily due to additional costs associated with acquired branches and the growth of PMC.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $741,000 in the three months ended March 31, 1997 compared to income tax expense of $407,000 for the same period in 1996. The effective tax rate for the three months ended March 31, 1997 was 36.2% compared to 37.2% for the same period in 1996. The decrease in the effective tax rate is due to lower state income taxes as a result of the February 1996 formation of PSB Security Corporation I.

LIQUIDITY AND CAPITAL RESOURCES

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

At March 31, 1997, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at March 31, 1997 was 5.89%, compared to 6.01% at December 31, 1996. The Company's book value per share was $8.57 at March 31, 1997, $8.72 at December 31, 1996, and $8.20 at March 31,
1996. The Company's book value per share was adversely affected in the first quarter of 1997 because of a $1.4 million increase in the net unrealized loss on securities available for sale, net of tax effects, that is included in equity as a valuation account (but not in Tier 1 capital) under generally accepted accounting principles.

OTHER INFORMATION

On September 30, 1995, the Company entered into an agreement with Fleet Bank of Massachusetts, N.A. and Shawmut Bank of Massachusetts, N.A. to acquire certain assets and liabilities of five branches that were required to be divested in connection with the merger of Shawmut National Corporation with and into Fleet Financial Group, Inc. The branch acquisition was completed on March 8, 1996.

On March 8, 1996 the Company completed an offering of its common stock in order to maintain its status as a "well-capitalized" institution as defined by the FDIC upon the completion of the Branch Acquisition. The Company raised net proceeds of $7.5 million upon completion of the offering.

On April 15, 1997, the Company declared an $0.11 dividend to be paid on May 14, 1997 to shareholders of record on April 30, 1997.

                           PART II - OTHER INFORMATION


ITEM 5            OTHER INFORMATION

                  Richard S. Straczynski was appointed President and Chief Executive Officer of the Company effective April 7, 1997. Mr. Straczynski served as President and Chief Operating Officer of the Hibernia Savings Bank of Quincy, Massachusetts from 1995 until 1997. Prior to that he served as a Regional President of Citizens Bank of Massachusetts, as a Regional President for the Bank of New England and its successor Fleet Bank of Massachusetts, N.A., and as an Executive President for the Bank of New England.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

    (a)           Exhibits

EXHIBIT           DESCRIPTION

    3.1           Restated Articles of Organization of the Company (filed as
                  Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

    3.2 By-laws of the Company, as amended and restated (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

    4.1 Specimen certificate for shares of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

    4.2 Articles IV and VI(I)-(K) of Restated Articles of Organization of the Company (see Exhibit 3.1)

    4.3           Articles I and IV of By-laws of the Company (see Exhibit 3.2)

    27            Financial Data Schedule (Filed herewith).

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLE'S BANCSHARES, INC.


               5/14/97                 By: /s/ Richard S. Straczynski
              -----------------            -------------------------------------
              Date                         Richard S. Straczynski
                                           President and Chief Executive Officer




               5/14/97                 By: /s/ Colin C. Blair
              -----------------            -------------------------------------
              Date                         Colin C. Blair
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


EXHIBIT           DESCRIPTION

    3.1           Restated Articles of Organization of the Company (filed as
                  Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

    3.2 By-laws of the Company, as amended and restated (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)


    4.1 Specimen certificate for shares of Common Stock of the Company (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

    4.2 Articles IV and VI(I)-(K) of Restated Articles of Organization of the Company (see Exhibit 3.1)

    4.3           Articles I and IV of By-laws of the Company (see Exhibit 3.2)

    27            Financial Data Schedule (Filed herewith).