Form 10-Q
period 1997-06-30
PEOPLES BANCSHARES INC
filed 1997-08-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of June 30, 1997 was 3,595,070.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                ----------------

                                TABLE OF CONTENTS

Facing Page                                                                   1

Table of Contents                                                             2

PART I. FINANCIAL INFORMATION(*)

        Item 1. Financial Statements:
                Consolidated Balance Sheets                                   3
                Consolidated Statements of Income                             4
                Consolidated Statements of Changes in
                  Stockholders' Equity                                        5
                Consolidated Statements of Cash Flows                         6
                Notes to Unaudited Consolidated Financial Statements          8

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

PART II. OTHER INFORMATION                                                   14



SIGNATURES                                                                   15

EXHIBITS                                                                     16


(*) The financial information at December 31, 1996 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 June 30,      December 31,
                                                                   1997           1996
                                                                 --------      -----------
                                     ASSETS
                                     ------

Cash and cash equivalents                                        $ 22,616        $ 12,478
Investment securities, available for sale                         269,610         192,517
Loans held for sale                                                22,541          25,612
Loans                                                             254,557         250,911
   Less allowance for loan losses                                  (4,355)         (4,716)
                                                                 --------        --------
      Loans, net                                                  250,202         246,195
Other real estate owned, net                                          588             493
Banking premises and equipment, net                                12,996          13,034
Accrued interest receivable                                         3,702           2,888
Intangible assets                                                   1,267           1,338
Other assets                                                        2,156           1,578
                                                                 --------        --------
         Total assets                                            $585,678        $496,133
                                                                 ========        ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Deposits                                                         $335,568        $336,238
Borrowed funds                                                    196,900         123,920
Mortgagors' escrow accounts                                           902             973
Accrued expenses and other liabilities                              5,038           3,938
Subordinated debentures                                            13,800              --
                                                                 --------        --------
         Total liabilities                                        552,208         465,069
                                                                 --------        --------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per
      share; authorized 10,000,000 shares,
      none issued                                                      --              --
   Common stock - par value $0.10 per share;
      authorized 20,000,000 shares, issued and
      outstanding 3,595,070 and 3,562,970 shares                      360             356
   Additional paid-in capital                                      23,123          22,967
   Retained earnings                                               10,430           8,562
                                                                 --------        --------
                                                                   33,913          31,885
   Net unrealized loss on securities available
      for sale, after tax effects                                    (443)           (821)
                                                                 --------        --------
         Total stockholders' equity                                33,470          31,064
                                                                 --------        --------

         Total liabilities and stockholders' equity              $585,678        $496,133
                                                                 ========        ========



See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                             ------------------     ----------------------
                                               1997       1996        1997          1996
                                             -------     ------     --------      --------

Interest and dividend income:
   Interest and fees on loans                $ 5,551     $5,135     $ 11,150      $  8,809
   Interest and dividends on investment
     securities                                4,717      3,489        8,808         6,391
   Interest on short-term investments             19         32           58            64
                                             -------     ------     --------      --------
      Total interest and dividend income      10,287      8,656       20,016        15,264
                                             -------     ------     --------      --------

Interest expense:
   Interest on deposits                        2,873      2,779        5,709         4,531
   Interest on borrowed funds                  2,795      2,153        5,274         4,056
                                             -------     ------     --------      --------
      Total interest expense                   5,668      4,932       10,983         8,587
                                             -------     ------     --------      --------

Net interest income                            4,619      3,724        9,033         6,677
Provision for loan losses                         --         --           --            75
                                             -------     ------     --------      --------
Net interest income, after provision for
  loan losses                                  4,619      3,724        9,033         6,602
                                             -------     ------     --------      --------
Other income:
   Customer service fees                         399        440          744           717
   Gains (losses) on sales of investment
     securities, net                               8         --           (3)          (24)
   Gains on sales of loans,  net                 881        647        1,794         1,106
   Gain on sale of banking premises
     and equipment                                --         99           --           162
   Miscellaneous                                  47         98           82           218
                                             -------     ------     --------      --------
      Total other income                       1,335      1,284        2,617         2,179
                                             -------     ------     --------      --------
Operating expenses:
   Salaries and employee benefits              2,120      1,981        4,179         3,496
   Occupancy and equipment                       486        382          895           688
   Data processing                               284        176          589           315
   Professional fees                             215        170          356           222
   Other real estate owned, net                   38          9           91            27
   Other general and administrative              797        759        1,477         1,409
                                             -------     ------     --------      --------
      Total operating expenses                 3,940      3,477        7,587         6,157
                                             -------     ------     --------      --------

Income before income taxes                     2,014      1,531        4,063         2,624
Provision for income taxes                       738        564        1,479           970
                                             -------     ------     --------      --------
Net income                                   $ 1,276     $  967     $  2,584      $  1,654
                                             =======     ======     ========      ========
Income per share (primary and
  fully diluted)                             $  0.35     $ 0.28     $   0.71      $   0.53
                                             =======     ======     ========      ========
Weighted average shares outstanding
     (primary and fully diluted)               3,663      3,498        3,657         3,119
                                             =======     ======     ========      ========






See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                     Six Months Ended June 30, 1997 and 1996
                     ---------------------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Net Unrealized
                                                                                     Loss on
                                                           Additional               Securities
                                                  Common     Paid-in    Retained     Available
                                                   Stock     Capital    Earnings     for Sale       Total
                                                    ----     -------     -------      -------      -------

Balance at December 31, 1996                        $356     $22,967     $ 8,562      $  (821)     $31,064
Net income                                            --          --       2,584           --        2,584
Cash dividends paid                                   --          --        (716)          --         (716)
Exercise of stock options                              4         156          --           --          160
Change in net unrealized loss on securities
   available for sale, after tax effects              --          --          --          378          378
                                                    ----     -------     -------      -------      -------

Balance at June 30, 1997                            $360     $23,123     $10,430      $  (443)     $33,470
                                                    ====     =======     =======      =======      =======

Balance at December 31, 1995                        $232     $14,015     $ 5,870      $  (440)     $19,677

Net income                                            --          --       1,654           --        1,654
Cash dividends paid                                   --          --        (349)          --         (349)
Exercise of stock warrants                             7         353          --           --          360
Exercise of stock options                              1          12          --           --           13
Issuance of common stock                              97       7,488          --           --        7,585
Change in net unrealized loss on securities
   available for sale, after tax effects              --          --          --       (1,168)      (1,168)
                                                    ----     -------     -------      -------      -------

Balance at June 30, 1996                            $337     $21,868     $ 7,175      $(1,608)     $27,772
                                                    ====     =======     =======      =======      =======



See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                         1997             1996
                                                                      ---------        ---------

Cash flows from operating activities:
    Net income                                                        $   2,584        $   1,654
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Provision for loan losses                                            --               75
        Depreciation and amortization                                       852              597
        Gain on sale of banking premises and equipment                       --             (162)
        Losses on sales of investment securities, net                         3               24
        Loans originated for sale                                      (110,228)        (110,166)
        Principal balance of loans sold                                 113,299          103,899
        Write-downs, provisions, and gain or loss on
          sales of other real estate owned                                  (19)             (73)
        Change in other assets, net of other liabilities                    444             (651)
                                                                      ---------        ---------
               Net cash provided (used) by operating activities           6,935           (4,803)
                                                                      ---------        ---------

Cash flows from investing activities:
      Cash and cash equivalents received through
        acquisition                                                          --           20,664
      Proceeds from sales of investment securities
        available for sale                                               71,266           11,102
      Proceeds from maturities of investment securities
        available for sale                                                   --            2,000
      Proceeds from amortization of mortgage-backed
        securities available for sale                                    10,550           23,167
      Purchase of investment securities available for sale             (158,485)         (94,739)
      Loan (originations and purchases) amortization
        and payoffs, net                                                 (4,830)           3,940
      Proceeds from sales of other real estate owned                        507              479
      Proceeds from sale of banking premises and equipment                   --              424
      Additions to banking premises and equipment, net                     (369)          (1,146)
                                                                      ---------        ---------
              Net cash used in investing activities                     (81,361)         (34,109)
                                                                      ---------        ---------

Cash flows from financing activities:
      Net (decrease) increase in deposits                                  (670)          11,113
      Net increase (decrease) in borrowings with maturities
        of three months or less                                          50,300          (23,995)
      Proceeds from issuance of borrowings with maturities
         in excess of three months                                       93,200           68,920
      Repayment of borrowings with maturities in excess
         of three months                                                (70,520)
      Increase (decrease) in mortgagors' escrow accounts                    (71)              58
      Proceeds from exercise of stock warrants and options                  160              373
      Proceeds from issuance of common stock                               --              7,585
      Proceeds from issuance of subordinated debentures                  12,881             --
      Cash dividends                                                       (716)            (349)
                                                                      ---------        ---------
         Net cash provided by financing  activities                      84,564           54,105
                                                                      ---------        ---------
Net increase in cash and cash equivalents                                10,138           15,193
Cash and cash equivalents at beginning of period                         12,478           11,303
                                                                      ---------        ---------
Cash and cash equivalents at end of period                            $  22,616        $  26,496
                                                                      =========        =========


See accompanying notes to unaudited consolidated financial statements.


Supplementary information:
   Interest paid on deposit accounts                                  $  5,827         $   4,369
   Interest paid on borrowed funds                                       4,627             3,796
   Transfer from loans to other real estate owned, net                     583               170
   Income taxes paid                                                       622                11
   Change in due from brokers, net                                          84               325
   Assets acquired in acquisition of branches                               --           124,845
   Liabilities assumed in acquisition of branches                           --           145,509




See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------


(1) The Consolidated Balance Sheet as of June 30, 1997, and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the periods ended June 30, 1997 and 1996 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

     The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1996.

(2)  EARNINGS PER SHARE
     ------------------

     Earnings per share is computed using the weighted average number of shares and common stock equivalents outstanding during each period. Earnings per share computations include common stock equivalents attributable to outstanding stock options and warrants. Weighted average equivalent shares outstanding for the quarters ended June 30, 1997 and 1996 were approximately 3,663,000 and 3,498,000, respectively.

(3)  SUBORDINATED DEBENTURES
     -----------------------

     On June 26, 1997, the Company raised total proceeds of $13.8 million in a sale of subordinated debentures to People's Bancshares Capital Trust, a newly formed subsidiary of the Company. The Trust funded the purchase of the subordinated debentures through a public offering of 1.38 million trust preferred securities with a liquidation value of $10 each. Using interest payments made by the Company on the debentures, the trust is expected to pay quarterly dividends to preferred security holders. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities is 9.76%. Dividends on the preferred securities will be cumulative and the trust may defer the payments for up to five years. The preferred securities mature in June 2027 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as June 2002. The Company's interest in the Trust may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital. All such interest may be included in total risk-based capital.


(4)  SUBSEQUENT EVENTS
     -----------------

     On July 17, 1997, the Company repurchased 355,000 common shares or 9.9% of its outstanding common stock as of June 30, 1997, at an average cost of $17.50 in an open market transaction under a repurchase program announced on July 15, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

Assets
------

The Company's total assets at June 30, 1997 were $585.7 million, an increase of $89.5 million from December 31, 1996. The increase primarily reflects an increase of $77.1 million in investment securities consisting primarily of mortgage-backed securities funded with a $73.0 million increase in borrowed funds. The Company also raised net proceeds of $12.9 million in a sale of subordinated debentures to People's Bancshares Capital Trust on June 26, 1997.

Loans
-----

Total loans and loans held for sale increased $575,000 primarily as a result of increases in residential mortgage loans offset by a $3.1 million decrease in loans held for sale. At June 30, 1997, the Company's loans and loans held for sale were as follows:


                                                                   (in millions)
      Residential mortgage loans, including home equity loans         $194,200
      Commercial, commercial real estate and construction loans         75,959
      Consumer loans                                                     6,939
                                                                      --------
          Total                                                       $277,098
                                                                      ========


Deposits
--------

Total deposits decreased $670,000 to $335.6 million at June 30, 1997 from $336.2 million at December 31, 1996. The decrease in deposits reflects a $3.4 million increase in IRAs, time certificates of deposit and municipal deposits offset by a $4.0 million decrease in core deposits.

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

At June 30, 1997, the Company's allowance for loan losses totaled $4.4 million or 1.57% of total loans and loans held for sale and 109.1% of non-performing loans compared to $4.7 million or 1.71% of total loans and loans held for sale and 122.1% of non-performing loans at December 31, 1996, and compared to $4.9 million or 1.88% of total loans and loans held for sale and 102.3% of non-performing loans at June 30, 1996. Management recorded no provision for loan losses for the three and six month periods ended June 30, 1997, compared to no provision and $75,000 for the same periods in 1996. The Company recorded a $1.7 million loan loss allowance in connection with the Branch Acquisition in March 1996. Net charge-offs were $23,000 and $361,000 for the three and six month periods ended June 30, 1997 compared to net charge-offs of $244,000 and $618,000 for the same periods in 1996.

Non-performing assets were $4.6 million or 0.78% of total assets at June 30, 1997 compared to $4.4 million or 0.88% of total assets at December 31, 1996 and $5.1 million or 0.98% of total assets at June 30, 1996.

Equity
------

The Company completed a rights offering on March 8, 1996 raising net proceeds of $7.5 million through the sale of approximately 968,000 shares of its common stock. At June 30, 1997, the Company had 3,595,070 common shares outstanding.

RESULTS OF OPERATIONS
---------------------

Overview
--------

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and its mortgage banking subsidiary, People's Mortgage Corporation ("PMC") that have resulted in the Company increasing its asset size from $324.4 million at December 31, 1995 to $585.7 million at June 30, 1997. The Bank grew by $145.5 million as a result of its purchase of five branches from subsidiaries of Fleet Bank, N.A. and Shawmut Bank, N.A. (the "Branch Acquisition") in March 1996. Secondly, operating results have been significantly affected by the Company increasing its investment portfolio (primarily mortgage-backed securities) by $102.9 million since December 31, 1995 funded by an increase of $70.7 million in borrowed funds. Thirdly, operating results have also been significantly affected by the growth of PMC which is reflected in gains on sales of loans of $1.8 million, PMC operating expenses of $3.8 million, and income before income taxes of $487,000 from PMC operations in the first half of 1997 compared to $1.1 million, $2.3 million, and a net loss before income taxes of $92,000, respectively, in the corresponding period of 1996. Net income amounted to $1.3 million and $2.6 million or $0.35 and $0.71 per share (primary and fully diluted) for the three and six months ended June 30, 1997 compared to net income of $967,000 and $1.7 million or $0.28 and $0.53 per share (primary and fully diluted) for the same periods in 1996.

Net Interest Income
-------------------

Net interest income increased $895,000 and $2.4 million for the three and six months ended June 30, 1997 compared to the same periods in 1996. This change resulted mostly from increased average earning assets. For the first six months of 1997, average earning assets increased 25.4% compared to the same period in 1996.

Interest and dividend income increased to $10.3 million and $20.0 million for the three and six months ended June 30, 1997 from $8.7 million and $15.3 million for the same periods in 1996. The yield on average earning assets increased to 7.75% and 7.69% for the three and six months ended June 30, 1997 from 7.39% and 7.35% for the same periods in 1996. Yields on loans increased to 8.35% and 8.34% for the three and six months ended June 30, 1997 compared to 8.19% and 8.25% for the same periods in 1996. The increase in loan yields is primarily attributable to the Company's growth in commercial and commercial real estate loans. Yields on investments increased to 7.17% and 7.05% for the three and six months ended June 30, 1997 compared to 6.50% and 6.39% for the same periods in 1996.

Interest expense increased to $5.7 million and $11.0 million for the three and six months ended June 30, 1997 from $4.9 million and $8.6 million for the same periods in 1996. This increase was due to a $642,000 and $1.2 million increase in interest expense on borrowed funds and a $94,000 and $1.2 million increase in interest expense on deposits for the three and six months ended June 30, 1997 compared to the same periods in 1996.

During the first half of 1997, average borrowed funds amounted to $184.8 million compared to $146.1 million during the same period of 1996. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities. Rates paid on average borrowed funds were 5.74% and 5.71% for the three and six months ended June 30, 1997 compared to 5.59% and 5.55% for the same periods in 1996.

The increase in deposit interest expense was due to an increase in the average cost of deposits to 3.88% for the six month period ended June 30, 1997 from 3.82% for the same period in 1996. Deposit interest expense also increased due to an increase in average deposits to $294.0 million for the six months ended June 30, 1997 compared to $236.9 million for the same period in 1996.

Provision for Loan Losses
-------------------------

There was no provision for loan losses necessary for the six months ended June 30, 1997. The provision for loan losses amounted to $75,000 for the six month period in 1996. The prior period provision for loan losses was deemed necessary due to the continued weakness of the local economy and real estate market. If the local economy and real estate market deteriorate, it may be necessary for the Company to make additional provisions for loan losses.

Other Income
------------

Other income was $1.3 million and $2.6 million for the three and six months ended June 30, 1997 compared to $1.3 million and $2.2 million for the same periods in 1996. The year to date increase is attributable to a $688,000 increase in gains from sales of loans. The increase in loan sale gains reflects the growth of People's Mortgage Corporation since June 30, 1995.

Operating Expenses
------------------

Total operating expenses amounted to $3.9 million and $7.6 million for the three and six months ended June 30, 1997 compared to $3.5 million and $6.2 million for the same periods in 1996. Operating expenses for the period ended June 30, 1996 include an estimated $293,000 in non-recurring expenses related to the Branch Acquisition.

Salaries and benefits expense increased $139,000 and $683,000 for the three and six months ended June 30, 1997 compared to the same periods in 1996. The increase in salaries and benefits reflects general salary increases, added lending and PMC staffing, and operations of the five branches acquired in the Branch Acquisition in 1996.

Occupancy and equipment expense increased $104,000 and $207,000 for the three and six months ended June 30, 1997 compared to the same periods in 1996. Data processing expense increased $108,000 and $274,000 for the three and six months ended June 30, 1997 compared to the same periods in 1996. Professional fees expense increased $45,000 and $134,000 for the three and six months ended June 30, 1997, compared to the same periods in 1996. Other real estate owned expenses increased $29,000 and $64,000 for the three and six months ended June 30, 1997 compared to the same periods in 1996. Other general and administrative expenses increased $38,000 and $68,000 for the three and six months ended June 30, 1997 compared to the same periods in 1996. All increases in operating expense, other than OREO related expenses, are primarily due to additional costs associated with acquired branches and the growth of PMC.

Provision for Income Taxes
--------------------------

The Company recognized income tax expense of $738,000 and $1.5 million in the three and six months ended June 30, 1997 compared to income tax expense of $564,000 and $970,000 for the same periods in 1996. The effective tax rate for the three and six months ended June 30, 1997 was 36.6% and 36.4% compared to 36.8% and 37.0% for the same periods in 1996.

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

At June 30, 1997, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at June 30, 1997 was 7.79%, compared to 6.01% at December 31, 1996. The increase in the Tier 1 leverage capital ratio is primarily attributable to the inclusion of $10.9 million of the subordinated debentures in Tier 1 capital. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of the Company's interest in the subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the subordinated debentures is included in total risk-based capital. At June 30, 1997, the Company's risk-based capital ratio was 16.7%. The Company's book value per share was $9.31 at June 30, 1997, $8.72 at December 31, 1996, and $8.25 at June 30, 1996.

Other Information
-----------------

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

On July 31, 1997, the Company declared an $0.11 dividend to be paid on August 29, 1997 to shareholders of record on August 15, 1997.

                           PART II - OTHER INFORMATION


ITEM 5    OTHER INFORMATION
------
          On July 15, 1997, the Company announced that it was commencing a program for the repurchase of up to 10% of its outstanding shares of common stock in the open market or through block purchases. On July 12, 1997, the Company announced that it had repurchased 355,000 shares, or 9.906 of its outstanding shares of common stock as of June 30, 1997, at an average cost of $17.50 in an open market transaction.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
-----

    (a)   Exhibits

Exhibit   Description
-------   -----------

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

    4.3   Articles I and IV of By-laws of the Company (see Exhibit 3.2)

    27    Financial Data Schedule (Filed herewith).

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PEOPLE'S BANCSHARES, INC.


8/14/97                               By: /s/ Richard S. Straczynski
----------------                          -------------------------------------
Date                                      Richard S. Straczynski
                                          President and Chief Executive Officer




8/14/97                               By: /s/ Colin C. Blair
----------------                          -------------------------------------
Date                                      Colin C. Blair
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit   Description
-------   -----------

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