Form 10-Q/A
period 1997-06-30
PEOPLES BANCSHARES INC
filed 1997-09-12
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                                      TO
                                  FORM 10-Q


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

    ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)           The Company held its annual meeting on May 20, 1997.

    (b)           Directors elected at the annual meeting:

                  Virginia M. Burke
                  John R. Eaton
                  S. David Goldberg
                  Dr. Loring C. Johnson

                  Continuing Directors:

                  B. Benjamin Cavallo
                  Terrence Gomes
                  Fred W. Green
                  Gerald R. Rodman
                  Stanley D. Siskind
                  Frederick W. Adami, III
                  Richard D. Matthews
                  Davis H. Scudder

    (c)           Matters voted at the annual meeting:

                  1. Election of four directors to serve until the 2000 Annual Meeting of Stockholders.

                                            Votes for           Votes withheld

                       Virginia M. Burke    3,011,904                  13,150
                       John R. Eaton        3,013,593                  11,461
                       S. David Goldberg    3,007,330                  17,724
                       Loring C. Johnson    3,011,467                  13,587

                  2. Appointment of Wolf & Company, P.C. as the Company's independent certified public accountants for the year ending December 31, 1997.

                       Votes for:                        3,010,580
                       Votes against:                        6,874
                       Abstained:                            7,600

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PEOPLE'S BANCSHARES, INC.


9/12/97                               By: /s/ Richard S. Straczynski
----------------                          -------------------------------------
Date                                      Richard S. Straczynski
                                          President and Chief Executive Officer




9/12/97                               By: /s/ Colin C. Blair
----------------                          -------------------------------------
Date                                      Colin C. Blair
                                          Chief Financial Officer and Treasurer