Form 10-Q
period 1997-09-30
PEOPLES BANCSHARES INC
filed 1997-11-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______


Commission file number     0-7449
                           ------

                            PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                04-3272233
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


545 PLEASANT STREET
NEW BEDFORD, MASSACHUSETTS                                   02740
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (508) 991-2601
                                                             --------------

                          -----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No [ ].

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of September 30, 1997 was 3,283,086.

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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  September 30,  December 31,
                                                                      1997           1996
                                                                  ------------   -----------
                                     ASSETS
                                     ------

Cash and cash equivalents                                           $ 21,376       $ 12,478
Investment securities, available for sale                            266,058        192,517
Investment securities, held to maturity                               22,712             --
Loans held for sale                                                   28,207         25,612
Loans                                                                363,487        250,911
   Less allowance for loan losses                                     (4,235)        (4,716)
                                                                    --------       --------
      Loans, net                                                     359,252        246,195
Other real estate owned, net                                             125            493
Banking premises and equipment, net                                   12,929         13,034
Accrued interest receivable                                            4,038          2,888
Intangible assets                                                      1,208          1,338
Other assets                                                           1,546          1,578
                                                                    --------       --------
         Total assets                                               $717,451       $496,133
                                                                    ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Deposits                                                            $348,706       $336,238
Borrowed funds                                                       308,450        123,920
Mortgagors' escrow accounts                                            1,256            973
Accrued expenses and other liabilities                                15,824          3,938
Subordinated debentures                                               13,800             --
                                                                    --------       --------
         Total liabilities                                           688,036        465,069
                                                                    --------       --------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share;
      authorized 10,000,000 shares, none issued                           --             --
   Common stock - par value $0.10 per share; authorized
      20,000,000 shares, issued and outstanding 3,638,086
      and 3,562,970 shares                                               364            356
   Additional paid-in capital                                         23,376         22,967
   Retained earnings                                                  11,287          8,562
                                                                    --------       --------
                                                                      35,027         31,885

   Treasury stock, at cost - 355,000 shares                           (6,213)            --

   Net unrealized gain (loss) on securities available
      for sale, after tax effects                                        601           (821)
                                                                    --------       --------
         Total stockholders' equity                                   29,415         31,064
                                                                    --------       --------

         Total liabilities and stockholders' equity                 $717,451       $496,133
                                                                    ========       ========




See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                                              --------------------       ---------------------
                                                               1997         1996          1997          1996
                                                              -------      -------       -------      --------

Interest and dividend income:
   Interest and fees on loans                                 $ 6,538      $ 5,564       $17,688      $ 14,374
   Interest and dividends on investment securities              4,706        3,651        13,514        10,041
   Interest on short-term investments                             150           59           208           123
                                                              -------      -------       -------      --------
      Total interest and dividend income                       11,394        9,274        31,410        24,538
                                                              -------      -------       -------      --------

Interest expense:
   Interest on deposits                                         2,910        2,917         8,619         7,448
   Interest on borrowed funds                                   3,854        2,180         9,128         6,236
                                                              -------      -------       -------      --------
      Total interest expense                                    6,764        5,097        17,747        13,684
                                                              -------      -------       -------      --------

Net interest income                                             4,630        4,177        13,663        10,854
Provision for loan losses                                          --           --            --            75
                                                              -------      -------       -------      --------
Net interest income, after provision for loan losses            4,630        4,177        13,663        10,779
                                                              -------      -------       -------      --------

Other income:
   Customer service fees                                          377          360         1,121         1,077
   Gains (losses) on sales of investment securities, net            5           (4)            2           (28)
   Gains on sales of loans,  net                                1,089          424         2,883         1,530
   Gain on sale of banking premises and equipment                  --           --            --           162
   Miscellaneous                                                   55          112           137           330
                                                              -------      -------       -------      --------
      Total other income                                        1,526          892         4,143         3,071
                                                              -------      -------       -------      --------

Operating expenses:
   Salaries and employee benefits                               2,147        2,040         6,326         5,536
   Occupancy and equipment                                        583          400         1,478         1,088
   Data processing                                                322          319           911           634
   Professional fees                                              228          152           584           374
   Other real estate owned, net                                   140           19           231            46
   Other general and administrative                               820          689         2,297         2,098
                                                              -------      -------       -------      --------
      Total operating expenses                                  4,240        3,619        11,827         9,776
                                                              -------      -------       -------      --------

Income before income taxes                                      1,916        1,450         5,979         4,074
Provision for income taxes                                        697          476         2,176         1,446
                                                              -------      -------       -------      --------
Net income                                                    $ 1,219      $   974       $ 3,803      $  2,628
                                                              =======      =======       =======      ========

Income per share (primary and fully diluted)                  $  0.36      $  0.28       $  1.07      $   0.81
                                                              =======      =======       =======      ========

Weighted average shares outstanding
     (primary and fully diluted)                                3,377        3,519         3,552         3,242
                                                              =======      =======       =======      ========



See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 1997 and 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Net Unrealized
                                                                                         Gain (Loss) on
                                                   Additional                              Securities
                                        Common      Paid-in      Retained     Treasury      Available
                                         Stock      Capital      Earnings       Stock       for Sale         Total
                                          ----      -------      --------     --------      ---------       -------

Balance at December 31, 1996              $356      $22,967      $ 8,562       $    --       $  (821)      $31,064

Net income                                  --           --        3,803            --            --         3,803
Purchase of treasury stock                  --           --           --        (6,213)           --        (6,213)
Cash dividends paid                         --           --       (1,078)           --            --        (1,078)
Exercise of stock options                    8          409           --            --            --           417
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                        --           --           --            --         1,422         1,422
                                          ----      -------      -------       -------       -------       -------

Balance at September 30, 1997             $364      $23,376      $11,287       $(6,213)      $   601       $29,415
                     === ====             ====      =======      =======       =======       =======       =======

Balance at December 31, 1995              $232      $14,015      $ 5,870       $    --       $  (440)      $19,677

Net income                                  --           --        2,628            --            --         2,628
Cash dividends paid                         --           --         (586)           --            --          (586)
Exercise of stock warrants                   8          448           --            --            --           456
Exercise of stock options                    2           53           --            --            --            55
Issuance of common stock                    97        7,440           --            --            --         7,537
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                        --           --           --            --          (943)         (943)
                                          ----      -------      -------       -------       -------       -------

Balance at September 30, 1996             $339      $21,956      $ 7,912       $    --       $(1,383)      $28,824
                                          ====      =======      =======       =======       =======       =======


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        -------------------------
                                                                          1997            1996
                                                                        ---------       ---------

Cash flows from operating activities:
   Net income                                                           $   3,803       $   2,628
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Provision for loan losses                                             --                75
       Depreciation and amortization                                        1,067             737
       Gain on sale of banking premises and equipment                        --              (162)
       (Gains) losses on sales of investment securities, net                   (2)             28
       Loans originated for sale                                         (185,313)       (160,668)
       Principal balance of loans sold                                    182,718         155,465
       Provisions, and gain or loss on sales of other real
          estate owned, net                                                    65             (97)
       Change in other assets, net of other liabilities                      (344)            138
                                                                        ---------       ---------
          Net cash provided (used) by operating activities                  1,994          (1,856)
                                                                        ---------       ---------

Cash flows from investing activities:
      Cash and cash equivalents received through acquisition                   --          20,664
      Proceeds from sales of investment securities available
          for sale                                                         97,323          41,809
      Proceeds from maturities of investment securities
          available for sale                                                2,500           2,000
      Proceeds from amortization of mortgage-backed securities
          available for sale                                               92,045          30,917
      Purchase of investment securities available for sale               (255,604)       (124,105)
      Purchase of investment securities held to maturity                  (18,972)             --
      Loan (originations and purchases) amortization and
          payoffs, net                                                   (114,146)         (4,617)
      Proceeds from sales of other real estate owned                        1,126             594
      Proceeds from sale of banking premises and equipment                   --               424
      Additions to banking premises and equipment, net                       (649)         (1,617)
                                                                        ---------       ---------
          Net cash used in investing activities                          (196,377)        (33,931)
                                                                        ---------       ---------

Cash flows from financing activities:
      Net increase in deposits                                             12,468          19,826
      Net increase (decrease) in borrowings with maturities
          of three months or less                                          31,350         (27,445)
      Proceeds from issuance of borrowings with maturities
          in excess of three months                                       227,200          68,920
      Repayment of borrowings with maturities in excess
          of three months                                                 (74,020)        (26,950)
      Increase in mortgagors' escrow accounts                                 283             284
      Proceeds from exercise of stock warrants and options                    417             511
      Proceeds from issuance of common stock                                   --           7,537
      Proceeds from issuance of subordinated debentures                    12,874              --
      Payments to acquire treasury stock                                   (6,213)             --
      Cash dividends                                                       (1,078)           (586)
                                                                        ---------       ---------
         Net cash provided by financing  activities                       203,281          42,097
                                                                        ---------       ---------
Net increase in cash and cash equivalents                                   8,898           6,310
Cash and cash equivalents at beginning of period                           12,478          11,303
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  21,376       $  17,613
                                                                        =========       =========



See accompanying notes to unaudited consolidated financial statements


Supplementary information:
   Interest paid on deposit accounts                                      $ 8,729        $  7,244
   Interest paid on borrowed funds                                          8,231           6,075
   Transfer from loans to other real estate owned, net                        823             249
   Income taxes paid                                                        1,687              33
   Change in due to/from brokers, net                                      11,160             685
   Assets acquired in acquisition of branches                                   -         124,845
   Liabilities assumed in acquisition of branches                               -         145,509




See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Consolidated Balance Sheet as of September 30, 1997, and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the periods ended September 30, 1997 and 1996 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

       The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1996.

(2)    EARNINGS PER SHARE

       Earnings per share is computed using the weighted average number of shares and common stock equivalents outstanding during each period. Earnings per share computations include common stock equivalents attributable to outstanding stock options and warrants. Weighted average equivalent shares outstanding for the quarters ended September 30, 1997 and 1996 were approximately 3,377,000 and 3,519,000, respectively.

(3)    SUBORDINATED DEBENTURES

       On June 26, 1997, the Company raised total proceeds of $13.8 million in a sale of subordinated debentures to People's Bancshares Capital Trust which funded the purchase in a public offering of 1.38 million trust preferred securities with a liquidation value of $10 each. Using interest payments made by the Company on the debentures, the trust pays quarterly dividends to preferred security holders. The annual percentage rate of the interest payable on the subordinated debentures and distributions payable on the preferred securities is 9.76%. Dividends on the preferred securities will be cumulative and the trust may defer the payments for up to five years. The preferred securities mature in June 2027 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as June 2002. This subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital. All such subordinated debt may be included in total risk-based capital.

(4)    TREASURY STOCK

       On July 17, 1997, the Company repurchased 355,000 common shares or 9.9% of its outstanding stock as of June 30, 1997, at an average cost of $17.50 in an open market transaction under a repurchase program announced on July 15, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

ASSETS

The Company's total assets at September 30, 1997 were $717.5 million, an increase of $221.3 million from December 31, 1996. This increase includes an increase of $96.3 million in investment securities consisting primarily of mortgage-backed securities and an increase of $112.6 million in loans as a result of the purchase of $115.3 million in 1-4 family residential mortgage loans. These transactions were funded with an $184.5 million increase in borrowed funds and net proceeds of $12.9 million from the sale of subordinated debentures to People's Bancshares Capital Trust on June 26, 1997.

LOANS

Total loans and loans held for sale increased $115.2 million primarily as a result of the purchase of residential mortgage loans. At September 30, 1997, the Company's loans and loans held for sale were as follows:

                                                            (in millions)
         Residential mortgage loans, including
           home equity loans                                  $310,220
         Commercial, commercial real estate
           and construction loans                               74,837
         Consumer loans                                          6,637
                                                              --------
               Total                                          $391,694
                                                              ========

DEPOSITS

Total deposits increased $12.5 million to $348.7 million at September 30, 1997 from $336.2 million at December 31, 1996. The increase in deposits reflects a $21.5 million increase in IRAs, time certificates of deposit, and municipal deposits offset by a $9.1 million decrease in core deposits.

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

At September 30, 1997, the Company's allowance for loan losses totaled $4.2 million or 1.08% of total loans and loans held for sale and 120.3% of non-performing loans compared to $4.7 million or 1.71% of total loans and loans held for sale and 122.1% of non-performing loans at December 31, 1996, and compared to $4.7 million or 1.79% of total loans and loans held for sale and 93.2% of non-performing loans at September 30, 1996. Management recorded no provision for loan losses for the three and nine month periods ended September 30, 1997, compared to no provision and $75,000 for the same periods in 1996. The Company recorded a $1.7 million loan loss allowance in connection with the acquisition of five branches from Fleet Bank, N.A. and Shawmut Bank, N.A. (the "Branch Acquisition") in March 1996. Net charge-offs were $120,000 and $481,000 for the three and nine month periods ended September 30, 1997 compared to net charge-offs of $175,000 and $793,000 for the same periods in 1996.

Non-performing assets were $3.6 million or 0.51% of total assets at September 30, 1997 compared to $4.4 million or 0.88% of total assets at December 31, 1996 and $5.3 million or 1.04% of total assets at September 30, 1996.

EQUITY

The Company completed a rights offering on March 8, 1996 raising net proceeds of $7.5 million through the sale of approximately 968,000 shares of its common stock. On July 17, 1997, the Company repurchased 355,000 common shares or 9.9% of its outstanding stock as of June 30, 1997, at an average cost of $17.50 in an open market transaction under a repurchase program announced on July 15, 1997. At September 30, 1997, the Company had 3,283,086 common shares outstanding.

RESULTS OF OPERATIONS

OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and its mortgage banking subsidiary, People's Mortgage Corporation ("PMC") that have resulted in the Company increasing its asset size from $324.4 million at December 31, 1995 to $717.5 million at September 30, 1997. First, in March 1996, the Branch Acquisition resulted in growth of $145.5 million. Secondly, operating results have been significantly affected by the Company increasing its investment portfolio (primarily mortgage-backed securities) by $122.1 million and purchasing

$128.7 million in residential mortgages since December 31, 1995. Increased borrowings of $182.2 million and net proceeds of $12.9 from the sale of subordinated debentures provided funding for these purchases. Thirdly, operating results have also been significantly affected by the growth of PMC which is reflected in gains on sales of loans of $2.9 million, interest and other income of $1.6 million, PMC operating expenses of $3.7 million, and income before income taxes of $808,000 from PMC operations in the first nine months of 1997 compared to $1.5 million, $545,000, $2.3 million, and a net loss before income taxes of $12,000, respectively, in the corresponding period of 1996. Return on average assets was 0.78% and 0.88% and return on average equity was 16.53% and 16.33% for the three and nine month periods ended September 30, 1997. Return on average assets was 0.75% for the three and nine month periods ended September 30, 1996 and return on average equity was 12.33% and 13.24% for the same periods in 1996. Net income amounted to $1.2 million and $3.8 million or $0.36 and $1.07 per share (primary and fully diluted) for the three and nine months ended September 30, 1997 compared to net income of $974,000 and $2.6 million or $0.28 and $0.81 per share (primary and fully diluted) for the same periods in 1996.

NET INTEREST INCOME

Net interest income increased $453,000 and $2.8 million for the three and nine months ended September 30, 1997 compared to the same periods in 1996. This change resulted mostly from increased average earning assets. For the first nine months of 1997, average earning assets increased 24% compared to the same period in 1996.

Interest and dividend income increased to $11.4 million and $31.4 million for the three and nine months ended September 30, 1997 from $9.3 million and $24.5 million for the same periods in 1996. The yield on average earning assets increased to 7.54% and 7.63% for the three and nine months ended September 30, 1997 from 7.49% and 7.39% for the same periods in 1996. Yields on loans decreased from 8.42% for the three months ended September 30, 1996 to 8.28% for the same period in 1997 compared to an increase from 8.29% for the nine months ended September 30, 1996 to 8.31% for the same period in 1997. Yields on investments increased to 6.77% and 6.95% for the three and nine months ended September 30, 1997 compared to 6.46% and 6.41% for the same periods in 1996.

Interest expense increased to $6.8 million and $17.7 million for the three and nine months ended September 30, 1997 from $5.1 million and $13.7 million for the same periods in 1996. This increase was due to a $1.7 million and $2.9 million increase in interest expense on borrowed funds for the three and nine months ended September 30, 1997. Interest expense on deposits decreased $7,000 for the three months ended September 30, 1997 and increased $1.2 million for the nine months ended September 30, 1997.

During the first nine months of 1997, average borrowed funds amounted to $207.1 million compared to $150.1 million during the same period of 1996. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities. Rates paid on average borrowed funds were 6.12% and 5.88% for the three and nine months ended September 30, 1997 compared to 5.54% for the same periods in 1996.

Deposit interest expense increased due to an increase in average deposits to $297.4 million for the nine months ended September 30, 1997 compared to $254.2 million for the same period in 1996. The increase in deposit interest expense due to the increase in average deposits was partially offset by a decrease in the average cost of deposits to 3.82% and 3.86% for the three and nine month periods ended September 30, 1997 from 4.01% and 3.91% for the same period in 1996.

PROVISION FOR LOAN LOSSES

There was no provision for loan losses necessary for the nine months ended September 30, 1997. The provision for loan losses amounted to $75,000 for the nine month period in 1996. The prior period provision for loan losses was deemed necessary due to the continued weakness of the local economy and real estate market. If the local economy and real estate market deteriorate, it may be necessary for the Company to make a provision for loan losses.

OTHER INCOME

Other income was $1.5 million and $4.1 million for the three and nine months ended September 30, 1997 compared to $892,000 and $3.1 million for the same periods in 1996. The year to date increase is attributable to a $1.4 million increase in gains from sales of loans. The increase in loan sale gains reflects the growth of People's Mortgage Corporation since June 30, 1995.

OPERATING EXPENSES

Total operating expenses amounted to $4.2 million and $11.8 million for the three and nine months ended September 30, 1997 compared to $3.6 million and $9.8 million for the same periods in 1996. Operating expenses for the period ended September 30, 1996 include an estimated $343,000 in non-recurring expenses related to the Branch Acquisition.

Salaries and benefits expense increased $107,000 and $790,000 for the three and nine months ended September 30, 1997 compared to the same periods in 1996. The increase in salaries and benefits reflects general salary increases, added lending and PMC staffing, and operations of the five branches acquired in the Branch Acquisition in 1996.

Occupancy and equipment expense increased $183,000 and $390,000 for the three and nine months ended September 30, 1997 compared to the same periods in 1996. Data processing expense increased $3,000 and $277,000 for the three and nine months ended September 30, 1997 compared to the same periods in 1996. Professional fees expense increased $76,000 and $210,000 for the three and nine months ended September 30, 1997, compared to the same periods in 1996. Other real estate owned expenses increased $121,000 and $185,000 for the three and nine months ended September 30, 1997 compared to the same periods in 1996. Other general and administrative expenses increased $131,000 and $199,000 for the three and nine months ended September 30, 1997 compared to the same periods in 1996. All increases in operating expense, other than OREO related expenses, are primarily due to additional costs associated with acquired branches and the growth of PMC.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $697,000 and $2.2 million in the three and nine months ended September 30, 1997 compared to income tax expense of $476,000 and $1.4 million for the same periods in 1996. The effective tax rate for the three and nine months ended September 30, 1997 was 36.4% compared to 32.8% and 35.5% for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity management focuses upon the Company's ability to provide the cash reserves and cash equivalents necessary to honor contractual liabilities and commitments, meet depositors' withdrawal demands, fund operations and provide customers with adequate available credit. The Company's primary sources of liquidity are customer deposits, principal and interest payments on loans, interest and dividends on investments and proceeds from the maturity or sale of investments. The Company also has the ability to borrow from the Federal Home Loan Bank of Boston on a collateralized basis. The Company believes that it has adequate liquidity to meet its current needs.

At September 30, 1997, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at September 30, 1997 was 5.97%, compared to 6.01% at December 31, 1996. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the Company's subordinated debentures is included in total risk-based capital. At September 30, 1997, the Company's risk-based capital ratio was 11.57%. The Company's book value per share was $8.96 at September 30, 1997, $8.72 at December 31, 1996, and $8.49 at September 30, 1996.

OTHER INFORMATION

On October 31, 1997, the Company declared an $0.11 dividend to be paid on November 28, 1997 to shareholders of record on November 14, 1997.

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

    4.3       Articles I and IV of By-laws of the Company (see Exhibit 3.2)

     27       Financial Data Schedule (Filed herewith).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLE'S BANCSHARES, INC.


11/14/97                              By: /s/ Richard S. Straczynski
-----------------------                   -------------------------------------
Date                                      Richard S. Straczynski
                                          President and Chief Executive Officer




11/14/97                              By: /s/ Colin C. Blair
-----------------------                   -------------------------------------
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