Form 10-K
period 1997-12-31
PEOPLES BANCSHARES INC
filed 1998-03-31
CIK 77371

------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934
For the fiscal year ended                                  DECEMBER 31, 1997
                                                           -----------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission file number               0-7449

                            PEOPLE'S BANCSHARES, INC.
             ------------------------------------------------------
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

                     YES  X              NO
                         ---                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock $0.10 par value per share ("Common Stock") on March 16, 1998 on the Nasdaq National Market was $71,289,794. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. As of March 16, 1998, 3,664,786 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for 1997 are incorporated by reference into Part II of this Form 10-K.

         Exhibit Index appears on page 24.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      The Company. People's Bancshares, Inc. (the "Company") is a unitary bank holding company subject to the Bank Holding Company Act ("BHC"), the principal business of which consists of the business of People's Savings Bank of Brockton (the "Bank"). The only significant assets of the Company are the capital stock of the Bank and the Company's equity interest in People's Bancshares Capital Trust, a Delaware business trust (the "Trust") formed in 1997. Although the Company is a legal entity separate from the Bank and the Trust, the Company itself is not engaged in any business activities. The Trust issued $13.8 million of trust preferred securities to the public on June 26, 1997 to purchase subordinated debentures from the Company.

      The Bank. The Bank was chartered as a Massachusetts mutual savings bank on February 6, 1895. On October 30, 1986, the Bank converted to a Massachusetts chartered savings bank in stock form. The Bank is engaged principally in the business of attracting deposits from individuals, businesses and governments, and investing those funds in residential and commercial mortgages, consumer, commercial and construction loans and investments, consisting primarily of mortgage-backed securities. The Bank originates loans for investment with the exception of residential mortgage loans. The Bank and its mortgage banking subsidiary originate 1-4 family residential loans primarily for sale in the secondary market, generally with the servicing rights of such loans. The Bank sold 92%, 93% and 78% of its 1-4 family residential loan originations, including table funded loans, in 1997, 1996 and 1995, respectively. Loan sales are made from loans originated by the Bank's mortgage banking subsidiary, People's Mortgage Corporation ("PMC"), on which PMC has obtained purchase commitments from investors prior to funding.

      The Bank actively manages the purchase and sale of investments and loans which are serviced by third parties. These purchases are funded by FHLB advances, repurchase agreements and municipal deposits. Such leveraged assets amounted to $414.0 million and $147.6 million at December 31, 1997 and 1996, respectively. The Bank's revenues are derived principally from interest on its loans, interest and dividends on its investment securities, customer fees, and gains on residential mortgage loan sales. The Bank's primary sources of funds are customer deposits, amortization and repayment of loan and investment principal, interest and dividends on loans and investments, maturity or sale of investment securities, collateralized borrowings and proceeds from the sale of loans. The Bank offers a variety of deposit accounts, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposits and various retirement accounts.

      The Bank has eight wholly-owned subsidiaries. PMC, which was organized in March 1995, acts as the mortgage banking subsidiary of the Bank. PSB Security Corporation I, II, and III, organized in March 1996, are "security corporations" for Massachusetts tax purposes, and are subject to a more favorable tax rate on income derived from securities held in them. Currently, only PSB Security Corporation I is active. The remaining subsidiaries of the Bank, are primarily engaged in the management and sale of foreclosed real estate.

MANAGEMENT STRATEGY

      The Company's overall strategy is to use the Bank's traditional strengths as a community bank specializing in real estate lending to fulfill the Bank's commitment to satisfy the financial needs of the communities it serves. The goal of the Bank's senior management team has been and continues to be to maintain profitability as well as an adequate capital position that provides the capacity to respond to a changing financial landscape. Senior management has focused its efforts on continuing the strategy established by the Board of Directors to grow internally and through selected acquisitions. The principal components of this strategy include:

      -  Improving asset quality

      -  Redirecting lending efforts

      -  Managing interest rate risk

      -  Reducing non-interest expenses

      -  Increasing fee-based revenues

      -  Providing superior customer service in a cost-effective manner

      -  Achieving growth through carefully chosen acquisitions

      Improving Asset Quality. At December 31, 1992, the Bank's non-performing assets amounted to $14.9 million, or 9.12% of total assets and 80.51% of total equity and loan loss reserves. The ratio of the allowance for loan losses to non-accrual loans, adjusted to reflect the adoption of SFAS 114, at December 31, 1992 was 37.2%. The Bank's poor asset quality reflected a weak regional economy and a depressed local real estate market. The Bank had to this point specialized in multi-family and commercial real estate lending, two areas that were especially adversely affected by such economic conditions. During the next 60 months, the Bank was able to reduce non-performing assets by 73%. At December 31, 1997, the Bank's non-performing assets were $4.0 million, or 0.52% of total assets, and 11.63% of total equity and loan loss reserves. The ratio of the allowance for loan losses to non-accrual loans was 110.2%. The Bank achieved these results through efforts to resolve existing credit problems and to avoid future problems through a restructuring of the lending function. Each of the members of the Bank's senior management team had experience in evaluating and resolving problem assets before joining the Bank.

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

      Managing Interest Rate Risk. The Bank's Investment Committee, which includes five outside directors, meets quarterly to monitor interest rate risk. Management's strategy is to limit interest rate risk by matching interest earning assets and interest bearing liabilities. Management will from time to time allow some imbalance in the matching of interest earning assets and interest bearing liabilities with repricing characteristics of less than one year. Beginning in 1992, the Bank matched the pricing of its deposit liabilities with the pricing of other banks throughout Massachusetts as opposed to its local market competition. The Bank faces substantial competition in its immediate deposit-gathering market from community credit unions, which, because of their lack of state or federal taxation, are able to offer higher deposit rates. By establishing its rates with reference to a wider market, the Bank has been able to reduce its deposit interest expense while meeting the commercial credit demands that competing credit unions can not supply.

      In 1993, the Bank began to match mortgage-backed securities with the funds borrowed to purchase such securities, which consist primarily of FHLB advances and LIBOR-based repurchase agreements. The Bank either matches the expected maturities of these mortgage-backed securities with the borrowed funds or matches mortgage-backed securities secured by adjustable-rate mortgages with short-term funding. The Bank avoids high risk investment instruments such as interest-only or principal-only strips in favor of US agency and high quality private sector mortgage-backed securities. In 1997, the Bank began to purchase residential mortgage loans with servicing retained by the seller. These purchased 1-4 family residential loan packages exhibit many of the characteristics of mortgage-backed securities except that the Bank earns a higher yield for assumption of credit risk. Although these strategies result in lower financial ratios that are computed on the basis of average assets, it increases income and return on equity, at what the Company considers to be a low level of risk.

      PMC seeks to reduce interest rate risk by not retaining or purchasing servicing rights that would result in premiums subject to prepayment risk in a decreasing interest rate environment. PMC also obtains purchase commitments on all residential mortgage loans prior to their funding. This reduces market depreciation in rising interest rate environments.

      Reducing Non-Interest Expenses. The Bank has worked to reduce its cost structure through a restructuring of its operations and through the effecting of cost reductions. During the last several years the Bank has used competitive bids for its third-party services and supply contracts, which has contributed to the significant improvement in its efficiency ratio from 84.2% for the year ended December 31, 1992 to 65.3% for the year ended December 31, 1997.

      Increasing Fee-Based Revenues. The Bank continues to review options to increase revenue. Along with the match-funded investment program discussed above, the Bank has recently strengthened its efforts to increase revenues through mortgage banking activities. The Bank's mortgage-banking subsidiary, People's Mortgage Corporation, sells most of its mortgage loan origination volume into the secondary market and does not retain the servicing rights. The Bank believes that it is not large enough to make loan servicing a profitable venture. In 1994, the Bank originated $17.2 million in new mortgage loans of which $6.4 million were sold in the secondary market. The Bank originated $88.3 million, $229.4 million and $349.7 million in new mortgage loans in 1995, 1996 and 1997, respectively, of which $63.6 million, $194.2 million and $322.2 million, respectively, were sold in the secondary market, including table funded loans. People's Mortgage Corporation currently has six loan origination offices located in Massachusetts and Connecticut.

      Providing Superior Customer Service in a Cost-Effective Manner. Management recognizes the paramount need to manage the Bank in a safe and sound manner for the protection of its stockholders and depositors. Although the Bank has traditionally limited its lending activities to real estate, it plans to expand these activities, consistent with sound banking practices, to serve other financial needs of the community and to complement its deposit activity with alternative investment opportunities such as annuities and mutual funds. Management also recognizes that superior customer service combined with local levels of decision-making authority is what distinguishes a community bank from the much larger regional commercial banks. For these reasons, customer service is a high management priority. At the same time, management recognizes that to achieve its profit goals, it must provide superior service in a cost efficient manner. Management's goal is to improve the Bank's efficiency ratio without sacrificing its high level of customer service.

      Achieving Growth Through Carefully Chosen Acquisitions. The Bank believes that it can deliver the most value to the community and its stockholders as a mid-sized bank combining the community-oriented and responsive service of a smaller institution with the cost and operational efficiencies of a larger bank. As such, the Bank sees branch acquisitions as a low cost profit opportunity. Through branch acquisitions, the Bank has the opportunity to expand into new territories and leverage the Bank's existing management and operational infrastructure.


RECENT DEVELOPMENTS

      On June 26, 1997, the Company raised total proceeds of $13.8 million in a sale of subordinated debentures to People's Bancshares Capital Trust which funded the purchase in a public offering of 1.38 million trust preferred securities with a liquidation value of $10 each. Using interest payments made by the Company on the debentures, the Trust pays quarterly dividends to preferred security holders. The annual percentage rate of interest payable on the subordinated debentures and distributions payable on the preferred securities is 9.76%. Dividends on the preferred securities will be cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in June 2027 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as June 2002. This subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital. All such subordinated debt may be included in total risk-based capital at December 31, 1997.

      On July 17, 1997, the Company repurchased 355,000 common shares or 10% of its outstanding stock as of June 30, 1997, at an average cost of $17.50 in an open market transaction under a repurchase program announced on July 15, 1997.

      On March 31, 1995, the Bank purchased the assets of Minuteman Funding Corporation, a mortgage broker located in Andover, Massachusetts. On March 31, 1995, the Bank transferred the acquired assets to People's Mortgage Corporation, a newly established wholly owned subsidiary of the Bank. The headquarters of People's Mortgage Corporation and one of its loan production offices are located at the Bank's headquarters in Easton, Massachusetts. In 1995, People's Mortgage Corporation opened offices in Sturbridge, Massachusetts, and in Hamden, Connecticut. In 1996, PMC opened a New Bedford office. In 1997, PMC opened offices in Norwell and Wellesley, Massachusetts and closed its Sturbridge office.

      In 1995, the Bank expanded its market presence in southeastern Massachusetts through acquisitions of the branches of other financial institutions and, in one case, through a merger with another financial institution. In July 1995, the Bank assumed approximately $9.7 million in deposits from Haymarket Co-operative Bank and reallocated the deposits to one of the Bank's existing branches in Brockton. In May 1995, the Bank merged with the Bank of Taunton, A Co-operative Bank ("Bank of Taunton") as part of a supervisory conversion of the Bank of Taunton, with the Bank as the surviving institution. The Bank of Taunton had total deposits of approximately $17.0 million at the time of the acquisition. In the acquisition of the Bank of Taunton, the Bank acquired two branch offices of the Bank of Taunton located in Taunton and East Taunton, Massachusetts. In September 1995, the Bank acquired certain assets and assumed approximately $13.0 million of deposits of the Mansfield, Massachusetts branch of Bank of Boston.

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

MARKET AREA AND COMPETITION

      The Bank's main office is located in Easton, Massachusetts. The Bank also has twelve other branch offices in

Massachusetts, three of which are located in the Plymouth County community of Brockton, one of which is located in the Norfolk County community of Stoughton, three of which are located in the Bristol County community of Taunton, two of which are located in the Bristol County community of New Bedford, and one of which is located in each of the Bristol County communities of Mansfield, Mattapoisett and South Dartmouth. In 1996, the Bank relocated its service center to New Bedford, Massachusetts. In 1997, the Bank received approval to close one of its Brockton branches and has petitioned to close the smallest of its three Taunton branches. The Bank's primary market area is the City of Brockton, City of New Bedford, and surrounding towns, including portions of Plymouth, Norfolk, and Bristol counties. In addition, the Bank conducts its residential lending activities principally in southern New England through its mortgage banking subsidiary, People's Mortgage Corporation.

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

      The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1 capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other intangibles. Total capital consists of Tier 1 capital plus supplementary capital, which includes hybrid capital instruments and perpetual debt; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including commercial real estate loans, commercial business loans and consumer loans. The Federal Reserve Board also has imposed credit conversion standards for interest rate and exchange rate contracts. In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain a 4% ratio. The Federal Reserve Board also declares that it will closely examine the capital levels of bank holding companies considering expansion to ensure they will remain strongly capitalized.

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

      At December 31, 1997, the Bank was in compliance with all minimum Federal regulatory capital requirements which are generally applicable to FDIC-insured banks. As of such date, the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratio equaled 9.38% and 10.43%, respectively, and Tier 1 leverage capital ratio equaled 5.26%.

      In response to a Massachusetts law enacted in 1996, the Commissioner has proposed rules that generally would give Massachusetts banks powers equivalent to those of national banks. The Commissioner also has adopted procedures expediting branching by strongly capitalized banks.

      In 1996, Massachusetts enacted interstate banking laws in response to the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis. The new interstate banking law is likely to make it easier for out-of-state institutions to attempt to purchase or otherwise acquire or to compete with the Bank in Massachusetts, and similarly makes it easier for Massachusetts banks to compete outside the state.

      Certain Other Regulatory Matters. In granting its approval of the reorganization in which the Bank became a wholly owned subsidiary of the Company (the "Reorganization"), the Commissioner included a provision which requires the Bank and the Company to maintain Tier 1 leverage capital ratio of at least 4%, which is equivalent to the minimum Tier 1 leverage capital ratios of the FDIC and Federal Reserve Board. The Commissioner has indicated to the Bank that this minimum capital requirement is not related to the Bank's financial condition but instead reflects the policy of the Commissioner to impose minimum capital requirements with respect to all one-bank holding company formations. The approval also provides that if the Bank's Tier 1 leverage capital ratio is below 4%, the Bank must seek Commissioner approval before paying dividends to the Company.

      Regulation Under Federal Securities Laws. Upon consummation of the Reorganization, in which the

Company acquired the stock of the Bank, the reporting obligations of the Bank under the Exchange Act, as administered by the FDIC, were replaced with substantially identical obligations of the Company under the Exchange Act, as administered by the Securities and Exchange Commission ("SEC"). Pursuant to the Exchange Act, the Company files annual, quarterly and periodic reports with the SEC. The Company is also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act as administered by the SEC. In connection with the Reorganization, the Bank deregistered the Bank's common stock under the Exchange Act.

      The foregoing references to laws and regulations which are applicable to the Company and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.


LOAN PORTFOLIO

      The Bank's commercial and consumer lending activities are conducted principally in southeastern Massachusetts and the Bank's residential lending activities are conducted principally in southern New England. In addition, the the Bank purchases residential mortgage loans with servicing retained by the seller. The Bank's loan portfolio includes single family and multifamily residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, commercial real estate properties, and for land development. Approximately 90% of the loans granted by the Bank are secured by real estate collateral. The ability and willingness of the single-family residential and consumer borrowers to honor their repayment commitments is generally dependent, among other things, on the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of a commercial real estate, commercial, or construction loan borrower to honor its repayment commitments is generally affected by changing economic conditions in the borrower's particular geographic area, business or industry that could impair the borrower's future operating performance.

      At December 31, 1997, the Bank had total loans and loans held for sale of $411.4 million of which $393.0 million, or 96%, were mortgage loans. The Bank also had $18.6 million of other loans not secured by real estate composed of commercial and consumer loans other than home equity loans. Of the Bank's total loans and loans held for sale, 80% were secured by 1-4 family residential mortgages, 11% by commercial properties, 3% by multi-family properties, and 2% represent residential construction loans. Of the Bank's loans not secured by real estate, 3% of total loans are small business commercial loans not secured primarily by commercial real estate and 1% of total loans are to consumers.

      The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies, and governmental budgetary matters. The following table presents the outstanding balance of loans as of the end of the years indicated:

                                                                 AT DECEMBER 31,
                                         ------------------------------------------------------------
                                           1997         1996         1995         1994         1993
                                         --------     --------     --------     --------     --------
                                                            (Dollars in thousands)
Mortgage Loans:
   Residential 1-4 family                $293,402     $160,730     $ 67,641     $ 56,533     $ 52,002
   Commercial:
       Residential multi-family            11,030       11,217        9,366        9,362        8,058
       Commercial real estate              44,714       44,149       30,019       25,510       27,099
   Construction                            11,162        7,359        8,459        4,383        7,260
   Equity lines of credit                  10,152       10,297        7,274        7,718        8,885
                                         --------     --------     --------     --------     --------
      Total principal balances            370,460      233,752      122,759      103,506      103,304
   Deferred loan origination (fees)
      costs,  net                            (113)         (49)          57          (32)         (78)

Less undisbursed amount
   of loans in process                     (2,239)      (1,450)      (3,623)        (948)      (2,491)
                                         --------     --------     --------     --------     --------
      Total mortgage loans                368,108      232,253      119,193      102,526      100,735
                                         --------     --------     --------     --------     --------

Other Loans:
   Retail installment sales contracts         915        1,830        2,620        3,203        3,359
   Consumer                                 5,007        6,161        2,423        2,783        3,348
   Commercial lines of credit               6,089        5,622        3,462        2,602        1,568
   Commercial loans                         6,433        4,838        5,597        2,774        2,276
   Education                                  146          207          296          409          274
                                         --------     --------     --------     --------     --------
      Total other loans                    18,590       18,658       14,398       11,771       10,825
                                         --------     --------     --------     --------     --------
        Total loans                       386,698      250,911      133,591      114,297      111,560

Allowance for loan losses                  (4,291)      (4,716)      (3,813)      (3,194)      (3,654)
                                         --------     --------     --------     --------     --------
      Loans, net                         $382,407     $246,195     $129,778     $111,103     $107,906
                                         ========     ========     ========     ========     ========

      At December 31, 1997, the Bank had eleven credit relationships exceeding $1 million in size that aggregated $17.1 million or 4.4% of the portfolio. All of these relationships are composed of performing loans. The Bank has one non-performing credit relationship between $500,000 and $1 million that is secured by multi-family residential properties. All other non-performing credit relationships are under $500,000.

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

      Before 1995, the Bank originated loans through its retail branch system. In 1995, the Bank formed a wholly owned subsidiary, People's Mortgage Corporation ("PMC"). Through PMC, the Bank seeks to expand its residential loan origination market share and profitably increase revenues from loan sales. PMC approves new loans only after obtaining purchase commitments from investors. Currently, PMC secures such commitments on a loan-by-loan basis. PMC uses commissioned loan originators to obtain 1-4 family residential mortgages based upon investors' underwriting standards, which may differ from those of the Bank. The Bank's strategy is to sell new loans originated by PMC in the secondary market, including the related servicing rights. However, as part of its asset/ liability management strategy, or to accommodate borrowers who desire a local servicer, the Bank may buy 1-4 family residential mortgages from PMC. The Bank's policy is to purchase ARMs that meet FNMA or FHLMC underwriting guidelines, except that loans may exceed the maximum loan limits of FNMA or FHLMC. In 1996, the Bank began to purchase residential mortgage loans with servicing retained by the seller. During 1996 and 1997, the Bank purchased $13.2 million and $146.6 million, respectively, of these loan packages, which include loans originated throughout the United States. These purchased 1-4 family residential loan packages exhibit many of the characteristics of mortgage-backed securities except that the Bank earns a higher yield for assumption of credit risk.

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

      At December 31, 1997, 80% of the Bank's total loans and loans held for sale were secured by 1-4 family residential mortgages, of which 66% were ARMs. Generally, ARMs pose credit risks that differ from the risks inherent in fixed-rate loans because the borrower's payments rise as interest rates rise, thereby increasing the potential for default. However, long-term fixed-rate mortgages expose the Bank to higher interest-rate risk.

      Commercial Real Estate Lending. Of the Bank's loans at December 31, 1997, 11% were secured by commercial properties that typically have terms of 3 years or less and that are ARMs. Of loans secured by properties other than 1-4 family residences, 77% are ARMs. These loans are made to owners who use properties for business purposes (owner-user properties) or rent the properties to other businesses (commercial investment properties). While the Bank suffered significant losses on these properties in the past, most of these losses occurred on loans originated before the installation of the Bank's current senior management team. The Bank believes that such loans, underwritten and monitored prudently, should be a focus of its loan growth, along with commercial lending to small businesses.

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

      Commercial Lending. Of the Bank's loans at December 31, 1997, 3% are small business commercial loans not secured primarily through commercial real estate. Such loans are underwritten using the same standards as for commercial owner-user real estate properties. The Bank considers such loans to be a focus for future loan growth.

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

      Residential Construction Lending. Of the Bank's loans at December 31, 1997, 2% represent residential construction lending. Such lending is to local real estate developers who have a proven track record in successfully responding to residential home building cycles or to individuals who are contracting to build homes for their use.

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

      Consumer Lending. Of the Bank's total loans at December 31, 1997, 1% are consumer loans. At December 31, 1990, 13% of the Bank's total loans were consumer loans. The decrease can be attributed to the increasing competition of non-bank lenders for automobile and personal loans as well as the effect of government actions on education loan originations. The Bank does not consider this area to be a focus of future loan growth, but offers such loans as an accommodation to deposit customers.

      Multi-Family Residential Lending. Of the Bank's loans at December 31, 1997, 3% were secured by multi-family properties. The Bank historically suffered a high level of loss in this area as well as in non-owner occupied 1-4 family residential loans. As such, the Bank rarely makes such loans, except to facilitate sales of foreclosed properties or to replace existing borrowers with borrowers who are more financially secure.

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

      Approval Process. The Bank uses a committee process to approve its loans. Loans over $250,000 and up to and including $500,000 must be authorized by the Credit Committee, including four members of the Bank's senior management team. Loans over $500,000 are submitted to the Executive Committee of the Board of Directors. If any proposed loan has an exception, the Bank requires approval of the Board of Directors or Executive Committee. The Executive Committee meets weekly to approve loans and review reports pertaining to the portfolio's performance.

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

      The Board of Directors requires that all loans be classified on a grading system according to measurable elements of risk. The system used is standard throughout the banking industry and recognized by the Bank's primary regulators, the Commissioner and the FDIC. This system allows management to track pools of similar credits for potential risk of loss. These pools consist of same grade credits that have similar levels of risk and establish a framework for migration analysis used to determine the levels of loan loss reserves.

      The grading system assigns loan pools to seven categories ranging from "pass" to "loss." There are three pools in the "pass" category, which consists of credits found to be of acceptable risk. Generally, loans in this category are to companies that have profit records, adequate capital for normal operations, and sufficient cash flow to service the loan. When a loan shows signs of potential weaknesses that may affect repayment of the loan or the collateral, the loan is reclassified as "specially mentioned." A loan that has further deterioration and exhibits defined weaknesses in the borrower's capacity to repay is reclassified as "substandard." Loans that exhibit signs of doubtful repayment are graded "doubtful" and loans that show signs of partial or full loss are charged off immediately.

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

      Classified Asset Management. All classified assets and specially mentioned credits that are currently outstanding or recently downgraded are reported to management monthly, but in any case not less frequently than quarterly. These reports are prepared by the Credit Administrative Officer and draw attention to the credit problems, strategies to correct the same, and dates for accomplishing the strategies. The reports also point out projected weaknesses or strengths that could cause the credit to be downgraded or upgraded.

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

      Since 1988 economic conditions and declining real estate values in Massachusetts and New England have negatively affected certain of the Bank's borrowers. Since 1992 the Bank experienced improvement in the level of non-performing assets. The following presents an analysis of the balance of the allowance for loan losses:

                                                                    At December 31,
                           1997                   1996                  1995                    1994                   1993
                   ---------------------  ---------------------  ---------------------  ---------------------  ---------------------
                              Percent of             Percent of             Percent of             Percent of             Percent of
                               Loans in               Loans in               Loans in               Loans in               Loans in
                     Amount      each       Amount      each       Amount      each       Amount      each       Amount      each
                       of    Category to      of    Category to      of    Category to      of    Category to      of    Category to
                   Allowance Total Loans  Allowance Total Loans  Allowance Total Loans  Allowance Total Loans  Allowance Total Loans
                   --------- -----------  --------- -----------  --------- -----------  --------- -----------  --------- -----------
                                                                 (Dollars in thousands)
Residential
 1-4 family and
 loans held for
 sale                $  932     77.30%      $  464     67.37%      $  270     52.53%      $  159     49.45%      $  195     48.11%
Commercial:
 Residential
  multi-family          763      2.68          733      4.06          808      6.75          805      8.19          588      7.01
 Commercial
  real estate         1,222     10.86        1,405     15.96        1,514     21.63        1,249     22.31        1,778     23.58
Construction             89      2.17           59      2.14           48      3.48           35      3.00           48      4.15
Equity lines
 of credit              102      2.47          103      3.72           79      5.24           84      6.75           97      7.73
Other loans             507      4.52          474      6.75          235     10.37          234     10.30          221      9.42
Unallocated             676       N/A        1,478       N/A          859       N/A          628       N/A          727       N/A
                     ------    ------       ------    ------       ------    ------       ------    ------       ------    ------
Total                $4,291    100.00%      $4,716    100.00%      $3,813    100.00%      $3,194    100.00%      $3,654    100.00%
                     ======    ======       ======    ======       ======    ======       ======    ======       ======    ======

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

      The following table presents a summary of the Bank's loan loss experience:

                                                        Year Ended December 31,
                                       -------------------------------------------------------
                                         1997        1996        1995        1994        1993
                                       -------     -------     -------     -------     -------
                                                        (Dollars in thousands)

Balance at beginning of year           $ 4,716     $ 3,813     $ 3,194     $ 3,654     $ 3,641
   Provisions for loan losses              100          75         525         807       1,492
   Charge-offs:
      Residential 1-4 family              (433)       (463)       (438)       (202)       (435)
      Residential multi-family            (161)       (470)       (433)       (777)       (493)
      Commercial real estate               (45)        (89)       (235)       (519)       (515)
      Equity lines of credit                 -         (20)        (30)         (7)        (60)
      Other                                (88)        (89)        (60)       (105)       (159)
                                       -------     -------     -------     -------     -------
        Total                             (727)     (1,131)     (1,196)     (1,610)     (1,662)
   Recoveries                              202         307         143         343         183
                                       -------     -------     -------     -------     -------
      Net loans charged off               (525)       (824)     (1,053)     (1,267)     (1,479)
   Allowance acquired in acquisition         -       1,652       1,147           -           -
                                       -------     -------     -------     -------     -------
Balance at end of year                 $ 4,291     $ 4,716     $ 3,813     $ 3,194     $ 3,654
                                       =======     =======     =======     =======     =======

Ratio of net charge-offs to
   average loans outstanding
   during the year                        0.17%       0.34%       0.83%       1.15%       1.32%

      Non-performing loans amounted to $3.9 million, $3.9 million, $4.8 million, $2.3 million, and $3.7 million, at December 31, 1997, 1996, 1995, 1994, and
1993, respectively. If prior periods had been restated for the adoption of SFAS 114, non-performing loans would have amounted to $4.7 million, and $6.5 million at December 31, 1994, and 1993, respectively.

      Included in non-performing loans were $1.7 million, $2.3 million, $1.3 million, $1.2 million and $2.0 million of loans that were troubled debt restructurings at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. In addition, the Bank had troubled debt restructurings totaling $339,000, $355,000, $631,000, $1.0 million and $4.3 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively, that were accounted for on the accrual basis as they performed under the restructured terms for a reasonable period, and the current interest rate approximates a market interest rate. Interest income recognized on a cash-basis for non-accrual loans amounted to $171,000, $261,000, $182,000, $334,000 and $242,000 for the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

      The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 1997 is presented in the following table.

                                                   At December 31, 1997
                                         ---------------------------------------
                                          Within      1-5      After
                                          1 Year     Years    5 Years     Total
                                         -------    ------    -------    -------
                                                  (Dollars in thousands)

Loan Maturity:
Mortgage loans:
   Construction                          $ 8,923    $    -    $     -    $ 8,923

Other loans:
   Commercial lines of credit              6,089         -          -      6,089
   Commercial                              4,173     2,231         29      6,433
                                         -------    ------    -------    -------
                                         $19,185    $2,231    $    29    $21,445
                                         =======    ======    =======    =======
Rate Sensitivity:
   Floating interest rates                          $1,137    $     -      1,137
   Fixed interest rates                              1,094         29      1,123
                                                    ------    -------    -------
   Total loans                                      $2,231    $    29    $ 2,260
                                                    ======    =======    =======


INVESTMENT SECURITIES

      Investment securities, consisting primarily of mortgage-backed securities, increased $112.2 million during 1997 as the Bank deployed funds from deposits and borrowings to leverage its capital position. This continued the execution of the Bank's strategy begun in 1993 to maximize the Bank's return on equity by deploying funds into investments having minimal credit risk. Under this strategy, mortgage-backed securities purchases are structured to realize rate spreads between the mortgage-backed securities and funding liabilities while matching the expected maturities of the securities to the funding provided by repurchase agreements and Federal Home Loan Bank ("FHLB") advances.

      These transactions have the effect of lowering certain financial ratios such as the Tier 1 leverage capital ratio, return on assets, the weighted average interest rate spread, and the net yield on average interest-earning assets, because they substantially increase the average asset base used in such computations. On the other hand, this strategy results in substantial benefits to pre-tax income and return on average equity.

      Mortgage-backed securities are primarily composed of issues guaranteed by government and quasi-government agencies and high quality private sector entities. When interest rates decline, mortgage refinancings increase, resulting in accelerated principal repayments and lower net rate spreads. When rates increase, prepayments decrease resulting in longer expected average lives. Net spreads may increase or decrease depending on the repricing characteristics of the mortgage-backed securities and the related funding liabilities.

      At December 31, 1997, the carrying value of the Bank's investment securities amounted to $304.7 million, representing 39.9% of the Bank's total assets. At December 31, 1996, the Bank's investment securities accounted for 38.8% of the Bank's total assets.

      The following table summarizes investment securities:

                                                          At December 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  --------   --------   --------
                                                      (Dollars in thousands)

Securities available for sale, at fair value      $245,636   $184,195   $160,582
Securities held to maturity, at amortized cost      44,253          -          -
Restricted equity securities                        14,824      8,322      6,127
                                                  --------   --------   --------
                                                  $304,713   $192,517   $166,709
                                                  ========   ========   ========


      The following table sets forth the amortized cost and estimated fair value for the Bank's held to maturity investment securities portfolio:

                                                       At December 31,
                                                  -----------------------
                                                            1997
                                                  -----------------------
                                                  Amortized        Fair
                                                     Cost         Value
                                                  ---------      --------
                                                   (Dollars in thousands)

U.S. Government and federal
   agency obligations                             $ 44,253       $ 44,439
                                                  ========       ========


      The following table sets forth the amortized cost and estimated fair value for the Bank's available for sale investment securities portfolio:

                                                      At December 31,
                              ---------------------------------------------------------------
                                      1997                  1996                  1995
                              -------------------   -------------------   -------------------
                              Amortized    Fair     Amortized    Fair     Amortized    Fair
                                 Cost     Value        Cost     Value        Cost     Value
                              ---------  --------   ---------  --------   ---------  --------
                                                   (Dollars in thousands)

U. S. Government and federal
   agency obligations         $ 27,919   $ 27,944   $  2,500   $  2,415   $  4,499   $  4,395
Mortgage-backed securities     202,047    202,352    181,998    180,800    155,781    155,242
Corporate debt securities       15,148     15,340      1,000        980      1,000        945
                              --------   --------   --------   --------   --------   --------
   Total available for sale   $245,114   $245,636   $185,498   $184,195   $161,280   $160,582
                              ========   ========   ========   ========   ========   ========

      The following tables set forth as of the dates indicated, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for the scheduled maturity of each security:

                                                          At December 31, 1997
                                                   -----------------------------------
                                                                              Weighted
                                                   Amortized      Fair         Average
                                                      Cost       Value          Rate
                                                   ---------   --------       --------
                                                         (Dollars in thousands)

INVESTMENTS AVAILABLE FOR SALE
Mortgage-backed securities:
   Less than 1 year                                $  2,993    $  3,003        6.83%
   After 1 year but within 5 years                       75          72       10.00%
   After 5 years but within 10 years                  2,676       2,639        8.00%
   After 10 years                                   196,303     196,638        7.17%
                                                   --------    --------
      Total mortgage-backed securities              202,047     202,352        7.18%
                                                   --------    --------
U.S. Government and federal agency obligations:
   After 5 but within 10 years                       13,537      13,543        7.33%
   After 10 years                                    14,382      14,401        7.39%
                                                   --------    --------
      Total U.S. Government and federal
        agency obligations                           27,919      27,944        7.36%
                                                   --------    --------

Corporate investments:
   After 1 but within 5 years                         1,000         988        5.79%
   After 10 years                                    14,148      14,352        9.55%
                                                   --------    --------
      Total corporate investments                    15,148      15,340        9.31%
                                                   --------    --------
        Total investments available for sale       $245,114    $245,636        7.33%
                                                   ========    ========

INVESTMENTS HELD TO MATURITY
U.S. Government and federal agency obligations:
   After 10 years                                  $ 44,253    $ 44,439        8.57%
                                                   ========    ========


                                                          At December 31, 1996
                                                   -----------------------------------
                                                                              Weighted
                                                   Amortized      Fair         Average
                                                      Cost       Value          Rate
                                                   ---------   --------       --------
                                                         (Dollars in thousands)

INVESTMENTS AVAILABLE FOR SALE
Mortgage-backed securities:
   After 5 years but within 10 years               $ 18,395    $ 17,724        6.44%
   After 10 years                                   163,603     163,076        6.98%
                                                   --------    --------
      Total mortgage-backed securities              181,998     180,800        6.92%
                                                   --------    --------
U.S. Government and federal agency obligations:
   After 1 but within 5 years                         2,500       2,415        4.61%
                                                   --------    --------

Corporate investments:
   After 1 but within 5 years                         1,000         980        6.24%
                                                   --------    --------
      Total investments available for sale         $185,498    $184,195        6.89%
                                                   ========    ========

                                                                             At December 31, 1995
                                                                    ------------------------------------
                                                                                                Weighted
                                                                    Amortized     Fair           Average
                                                                       Cost       Value           Rate
                                                                    ---------   --------        --------
                                                                             (Dollars in thousands)

INVESTMENTS AVAILABLE FOR SALE
Mortgage-backed securities:
   After 10 years                                                   $155,781    $155,242            7.38%
                                                                    --------    --------
U.S. Government and federal agency obligations:
   Within 1 year                                                       2,000       1,977            4.44%
   After 1 but within 5 years                                          2,499       2,418            4.39%
                                                                    --------    --------
      Total U.S. Government and federal
        agency obligations                                             4,499       4,395            4.41%
                                                                    --------    --------

Corporate investments:
   After 1 but within 5 years                                          1,000         945            5.93%
                                                                    --------    --------
        Total investments available for sale                        $161,280    $160,582            7.29%
                                                                    ========    ========

        The following table sets forth securities from any single issuer, excluding the U.S. Government or its agencies, for which amortized cost exceeds 10% of stockholders' equity:

                                                                             At December 31, 1997
                                                                    ------------------------------------
                                                                                  Percent of
                                                                    Amortized   Stockholder's     Fair
                                                                       Cost         Equity        Value
                                                                    ---------   -------------   --------
                                                                             (Dollars in thousands)

Mortgage-backed securities:
   Countrywide Home Loans, Series 1997-2, Class A13                 $  5,548          18%       $  5,618
   GE Capital Mortgage Services, Inc. Series 1997-8, Class A14         3,817          13%          3,802
   PNC Mortgage Securities Corp., Series 1997-2, Class A5              3,159          10%          3,187
   Prudential Home Mortgage Securities, Series 1994-26, Class A5       8,795          29%          9,111
   Residential Funding Mortgage Securities I, Series 1997-S13,
      Class A4                                                         9,758          32%          9,752
   Residential Funding Mortgage Securities I, Series 1997-S13,
      Class A17                                                        9,846          33%          9,870

Corporate debt securities:
   Main Street Capital Trust I, Special Purpose, Series 144A           4,000          13%          4,060

DEPOSITS

      Deposits generated from within the Bank's local market area are a primary source of funds for the Bank's lending and investment operations. In addition to savings deposits, NOW, and money market deposits, the Bank offers several checking account programs to meet the individual needs of its customers. Substantially all the Bank's deposits are derived from customers who work or reside in the Bank's market area.

      The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                                         For The Years Ended December 31,
                         ------------------------------------------------------------
                                1997                  1996               1995
                         ------------------   ------------------  -------------------
                                    Average              Average              Average
                          Average    Rate      Average     Rate     Average     Rate
                          Balance    Paid      Balance     Paid     Balance     Paid
                         --------   -------   --------   -------   --------   -------
                                          (Dollars in thousands)

Non-interest bearing
   demand deposits       $ 34,818    N/A      $ 33,542      N/A    $ 11,758      N/A
NOW                        40,007   1.23%       36,828     1.41%     17,041     1.47%
Savings                    92,336   2.57        89,003     2.70      48,814     2.76
Money market               26,849   3.37        14,880     2.94      11,219     2.90
Time                      144,033   5.57       125,422     5.64      64,856     5.57
                         --------             --------             --------
   Total                 $338,043   3.49%     $299,675     3.48%   $153,688     3.60%
                         ========             ========             ========

      As of December 31, 1997, term certificates of deposit in amounts of $100,000 or more had the following maturities:

                                                 (Dollars in thousands)
Under 3 months                                          $41,717
3 to 6 months                                            12,789
6 to 12 months                                            7,043
Over 12 months                                            5,183
                                                        -------
   Total                                                $66,732
                                                        =======

BORROWINGS

      The following table summarizes the outstanding balances of borrowings for the years indicated:

                                                    At or For The Years Ended December 31,
                                                    --------------------------------------
                                                      1997            1996          1995
                                                    --------        --------      --------
                                                            (Dollars in thousands)

FHLB advances:
  Balance at end of year                            $260,500        $ 89,250      $88,470
  Average balance                                    161,399         114,380       78,731
  Maximum month-end balance                          260,500         134,277       91,600
  Weighted average rate during the period               5.78%           5.63%        5.77%
  Year-end average rate                                 5.75%           5.64%        5.73%

Securities sold under agreements to repurchase:
  Balance at end of year                            $ 96,050        $ 34,670      $37,775
  Average balance                                     73,734          32,103       18,767
  Maximum month-end balance                           96,050          44,740       37,775
  Weighted average rate during the period               5.92%           5.36%        5.75%
  Year-end average rate                                 5.90%           5.28%        5.77%

EMPLOYEES

      At December 31, 1997, the Company had 225 full-time equivalent employees. Employee benefits include a pension plan, 401(k) Plan, and life, health, travel, accident and long-term disability insurance, tuition assistance and an Employee Stock Ownership Plan, which are offered by the Company to all employees who meet the minimum hours worked requirements. None of the employees of the Company is represented by a collective bargaining group, and management considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

      The Bank's main office is located in Easton, Massachusetts. In April 1996, the Company moved its service center to New Bedford from Easton.

      All branches provide a broad range of bank services. All Bank locations, except for the service center and main office, have ATMs. The Bank is a member of the Cirrus, Cashstream, and NYCE ATM networks, which provide service to its customers throughout New England and the United States.

      The following table sets forth certain information relating to real estate owned or leased by the Company as of December 31, 1997. The Company believes that the fair market value exceeds the net book value of its owned real estate.

                                                    Net Book Value at    Owned/
Location                                            December 31, 1997    Leased
--------                                            -----------------    ------
                                                  (Dollars in thousands)

People's Savings Bank of Brockton

  Service Center and Branch:

     545 Pleasant Street, New Bedford                    $5,646          Owned
  Main Office:
     580 Washington Street, Easton                       $  403          Owned


  Other Branches:

    221 Main Street, Brockton (Closed in 1997)           $   61          Owned
    757 Centre Street, Brockton                             280          Owned
    500 Washington Street, Stoughton                        304          Owned
    116 Torrey Street, Brockton (1)                         161          Leased
    200 Westgate Drive, Brockton (2)                         81          Leased
    33 Weir Street, Taunton                                 553          Owned
    478 Middleboro Avenue, East Taunton(3)                    -          Leased
    84 Copeland Drive, Mansfield (4)                        296          Leased
    2206 Acushnet Ave, New Bedford                          446          Owned
    28 County Road, Mattapoisett                            482          Owned
    280 Winthrop Street, Taunton (5)                        289          Leased
    686 Dartmouth Street, South Dartmouth                   855          Owned
People's Mortgage Corporation:

    580 Washington Street, Easton, MA (6)                $   35          Leased
    206 Andover Street, Andover, MA (7)                       -          Leased
    57 River Street, Wellesley, MA (8)                        -          Leased
    2337 Whitney Avenue, Hamden, CT (9)                      31          Leased
    545 Pleasant Street, New Bedford (6)                      -          Leased
    45 Pond Street, Norwell, MA (10)                          -          Leased

(1) Lease expires January 1, 2001 with an option to renew for one three year period.

(2) Lease expires October 31, 1998, with an option to renew for one seven year period.

(3) Tenant-at-will.

(4) Lease expires December 31, 1998 with two additional five year renewal options.

(5) Lease expires October 31, 1999, with an option to renew for one three year period.

(6) People's Mortgage Corporation leases space from the Company as a tenant-at-will.

(7) Lease expires February 28, 2003.

(8) Lease expires October 30, 2000.

(9) Lease expires November 30, 1998, with an option to renew for one three year period.

(10) Lease expires February 28, 2001.

      The Bank owns other properties, consisting primarily of foreclosed real estate, through its subsidiaries G.B.L., Inc. ("GBL"), PECO, Inc. ("PECO") and Longworth, Inc.


ITEM 3. LEGAL PROCEEDINGS

      The Company is involved from time to time as a party to legal proceedings occurring in the ordinary course of its business. The Company believes that none of these proceedings would, if adversely determined, have a material effect on the Company's consolidated financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Since the Company acquired the stock of the Bank on February 8, 1996, the Common Stock of the Company has been traded in the over-the-counter market on the Nasdaq National Market under the symbol "PBKB." Prior to that time, the common stock of the Bank was traded on the Nasdaq National Market. The following table sets forth the high and low sales prices of the common stock of the Company or the Bank, as applicable, as reported on the Nasdaq National Market during the periods indicated.

                                                        Sales Price
                                                   ----------------------
                                                     High           Low
                                                   -------        -------

           1996
           ----
      First Quarter............................    $10.50         $ 8.50
      Second Quarter...........................     10.125          8.75
      Third Quarter............................     10.50           9.00
      Fourth Quarter...........................     11.625         10.00

           1997
           ----
      First Quarter............................    $13.125        $10.375
      Second Quarter...........................     15.50          11.50
      Third Quarter............................     20.75          15.00
      Fourth Quarter...........................     25.25          17.00

      On March 16, 1998, the closing sale price of a share of Common Stock of the Company on the Nasdaq National Market was $24.625.

      At February 28, 1998, there were approximately 680 holders of record of the Common Stock. The number of holders of record does not reflect the number of persons or entities who or which hold their stock in nominee or "street" name through various brokerage firms or other entities.

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

      The most recent quarterly dividend was declared by the Company on January 28, 1998, totaled $0.12 per share and was paid on February 28, 1998. The Company declared and paid quarterly dividends of $0.09, $0.11, $0.11, and $0.11 per share in the first, second, third, and fourth quarters, respectively, of 1997. The Company declared and paid quarterly dividends of $0.05, $0.07, $0.07, and $0.08 per share in the first, second, third and fourth quarters, respectively, of 1996. The Company declared and paid a quarterly dividend of $0.04 in the fourth quarter of 1995. The dividend payout ratio was 28.2%, 24.3% and 4.2% in 1997, 1996 and 1995, respectively. There were no dividends paid out in the years ended December 31, 1994 and 1993.


ITEM 6. SELECTED FINANCIAL DATA

      The information required by this item appears on page 4 of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item appears in the Management's Discussion and Analysis of Financial

Condition and Results of Operations on pages 2 to 13 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Information required by this item appears on pages 14 to 29 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will appear under the headings "Directors of the Company," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Index of Financial Statements. The following financial statements appear in response to Item 8 of this Report:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 1997 and 1996

      Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

      (a)(2) Index of Financial Statements Schedules. All financial statement schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated to Financial Statements.

      (a)(3) Exhibits.

*EXHIBIT                           DESCRIPTION
--------                           -----------

   2.1 Plan of Reorganization and Acquisition by and between the Company and the Bank dated as of March 31, 1995 (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-99772) and incorporated herein by reference)

   3.1     Restated Articles of Organization of the Company (filed as Exhibit
           3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

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

   4.3     Articles I and IV of By-laws of the Company (see Exhibit 3.2)

  10.1 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Colin C. Blair, dated as of February 7, 1996+ (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-99772 (the "S-1") and incorporated herein by reference)

  10.2 Amended and Restated Special Termination Agreement by and between the Bank and Donna L. Boulanger, dated as of February 7, 1996 (filed as
           Exhibit 10.6 to the S-1 and incorporated herein by reference)

  10.3 Amended and Restated Special Termination Agreement by and between the Bank and Charles R. Leyton, dated as of February 7, 1996 (filed as
           Exhibit 10.7 to the S-1 and incorporated herein by reference)

  10.4 Amended and Restated Special Termination Agreement by and between the Bank and Lorraine P. Healy, dated as of February 7, 1996 (filed as
           Exhibit 10.8 to the S-1 and incorporated herein by reference)

  10.5 Amended and Restated Special Termination Agreement by and between the Bank and Robert Cully, dated as of February 7, 1996 (filed as Exhibit
           10.9 to the S-1 and incorporated herein by reference)

  10.6 Amended and Restated Special Termination Agreement by and between the Bank and Maureen A. Gregory, dated as of February 7, 1996 (filed as
           Exhibit 10.10 to the S-1 and incorporated herein by reference)

  10.7 Employment Agreement by and between People's Mortgage Corporation and John J. Kiernan, Jr. dated as of October 6, 1995 (filed as Exhibit
           10.11 to the S-1 and incorporated herein by reference)

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

  10.14 Amended and Restated Incentive and Nonqualified Stock Option Plan+ (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

  10.15 1996 Stock Option and Incentive Plan+ (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.16    Form of Director Nonqualified Stock Option Agreement (filed as
           Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.17    Form of Employee Nonqualified Stock Option Agreement (filed as
           Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.18 Form of Incentive Stock Option Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 *10.19 Special termination agreement by and among the Company, the Bank and Richard S. Straczynski, dated as of April 7, 1997+.

   *13     People's Bancshares, Inc. 1997 Annual Report to Stockholders

   *21     Schedule of subsidiaries of the Company

   *23 Consent of Wolf & Company, P.C., as independent certified public accountants

   *27     Financial Data Schedule

   *27.1   Restated Financial Data Schedule

   *27.2   Restated Financial Data Schedule

   *27.3   Restated Financial Data Schedule

   *27.4   Restated Financial Data Schedule

   *27.5   Restated Financial Data Schedule

   *27.6   Restated Financial Data Schedule

   *27.7   Restated Financial Data Schedule

-------------

* Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.

                                PEOPLE'S BANCSHARES, INC.



                                By: /s/ Richard s. Straczynski
                                    --------------------------------------------
                                    Richard S. Straczynski
                                    President & Chief Executive Officer




                                By: /s/ Colin c. Blair
                                    --------------------------------------------
                                    Colin C. Blair
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                 TITLE                       DATE
           ---------                 -----                       ----

/s/ Richard S. Straczynski           President & CEO             March 31, 1998
-------------------------------
Richard S. Straczynski               Director


/s/ Colin C. Blair                   Chief Financial Officer     March 31, 1998
-------------------------------
Colin C. Blair


/s/ Frederick W. Adami III           Director                    March 31, 1998
-------------------------------
Frederick W. Adami, III


/s/ Virginia M. Burke                Director                    March 31, 1998
-------------------------------
Virginia M. Burke


/s/ B. Benjamin Cavallo              Director                    March 31, 1998
-------------------------------
B. Benjamin Cavallo


/s/ John R. Eaton                    Director                    March 31, 1998
-------------------------------
John R. Eaton


/s/ Terrence Gomes                   Director                    March 31, 1998
-------------------------------
Terrence Gomes


/s/ Fred W. Green                    Director                    March 31, 1998
-------------------------------
Fred W. Green


/s/ Dr. Loring C. Johnson            Director                    March 31, 1998
-------------------------------
Dr. Loring C. Johnson


/s/ Richard D. Matthews              Director                    March 31, 1998
-------------------------------
Richard D. Matthews


/s/ Scott W. Ramsay                  Director                    March 31, 1998
-------------------------------
Scott W. Ramsay

           SIGNATURE                 TITLE                       DATE
           ---------                 -----                       ----

/s/ Gerald R. Rodman                 Director                    March 31, 1998
-------------------------------
Gerald R. Rodman


/s/ Davis H. Scudder                 Director                    March 31, 1998
-------------------------------
Davis H. Scudder


/s/ Stanley D. Siskind               Director                    March 31, 1998
-------------------------------
Stanley D. Siskind


                                  EXHIBIT INDEX

*EXHIBIT                           DESCRIPTION
--------                           -----------

   2.1 Plan of Reorganization and Acquisition by and between the Company and the Bank dated as of March 31, 1995 (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-99772) and incorporated herein by reference)

   3.1     Restated Articles of Organization of the Company (filed as Exhibit
           3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

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

   4.3     Articles I and IV of By-laws of the Company (see Exhibit 3.2)

  10.1 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Colin C. Blair, dated as of February 7, 1996+ (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 33-99772 (the "S-1") and incorporated herein by reference)

  10.2 Amended and Restated Special Termination Agreement by and between the Bank and Donna L. Boulanger, dated as of February 7, 1996 (filed as
           Exhibit 10.6 to the S-1 and incorporated herein by reference)

  10.3 Amended and Restated Special Termination Agreement by and between the Bank and Charles R. Leyton, dated as of February 7, 1996 (filed as
           Exhibit 10.7 to the S-1 and incorporated herein by reference)

  10.4 Amended and Restated Special Termination Agreement by and between the Bank and Lorraine P. Healy, dated as of February 7, 1996 (filed as
           Exhibit 10.8 to the S-1 and incorporated herein by reference)

  10.5 Amended and Restated Special Termination Agreement by and between the Bank and Robert Cully, dated as of February 7, 1996 (filed as Exhibit
           10.9 to the S-1 and incorporated herein by reference)

  10.6 Amended and Restated Special Termination Agreement by and between the Bank and Maureen A. Gregory, dated as of February 7, 1996 (filed as
           Exhibit 10.10 to the S-1 and incorporated herein by reference)

  10.7 Employment Agreement by and between People's Mortgage Corporation and John J. Kiernan, Jr. dated as of October 6, 1995 (filed as Exhibit
           10.11 to the S-1 and incorporated herein by reference)

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

  10.14 Amended and Restated Incentive and Nonqualified Stock Option Plan+ (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

  10.15 1996 Stock Option and Incentive Plan+ (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.16    Form of Director Nonqualified Stock Option Agreement (filed as
           Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.17    Form of Employee Nonqualified Stock Option Agreement (filed as
           Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

  10.18 Form of Incentive Stock Option Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 *10.19 Special termination agreement by and among the Company, the Bank and Richard S. Straczynski, dated as of April 7, 1997+.

   *13     People's Bancshares, Inc. 1997 Annual Report to Stockholders

   *21     Schedule of subsidiaries of the Company

   *23 Consent of Wolf & Company, P.C., as independent certified public accountants

   *27     Financial Data Schedule

   *27.1   Restated Financial Data Schedule

   *27.2   Restated Financial Data Schedule

   *27.3   Restated Financial Data Schedule

   *27.4   Restated Financial Data Schedule

   *27.5   Restated Financial Data Schedule

   *27.6   Restated Financial Data Schedule

   *27.7   Restated Financial Data Schedule

---------------

* Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.