Form 10-Q
period 1998-03-31
PEOPLES BANCSHARES INC
filed 1998-05-15
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
                                                           --------------

                          -----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of March 31, 1998 was 3,308,702.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                               1

Table of Contents                                                                         2

PART I.  FINANCIAL INFORMATION (*)

         Item 1. Financial Statements:
                 Consolidated Balance Sheets                                              3
                 Consolidated Statements of Income                                        4
                 Consolidated Statements of Changes in Stockholders' Equity               5
                 Consolidated Statements of Cash Flows                                    6
                 Notes to Unaudited Consolidated Financial Statements                     7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                  8

         Item 3  Quantitative and Qualitative Disclosures about Market Risk              12


PART II  OTHER INFORMATION                                                               13



SIGNATURES                                                                               14

EXHIBITS                                                                                 15

(*) The financial information at December 31, 1997 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   March 31,       December 31,
                                                                                     1998              1997
                                                                                   ---------       ------------
                                      ASSETS
                                      ------
Cash and cash equivalents                                                         $  34,860         $  30,693
Investment securities                                                               311,026           304,713
Loans held for sale                                                                  46,094            24,735
Loans                                                                               453,335           386,698
   Less allowance for loan losses                                                    (4,316)           (4,291)
                                                                                  ---------         ---------
      Loans, net                                                                    449,019           382,407
Other real estate owned, net                                                            125               111
Banking premises and equipment, net                                                  13,084            12,940
Accrued interest receivable                                                           4,599             4,435
Intangible assets                                                                     1,089             1,148
Other assets                                                                          2,104             1,728
                                                                                  ---------         ---------
         Total assets                                                             $ 862,000         $ 762,910
                                                                                  =========         =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Deposits                                                                          $ 386,199         $ 355,083
Borrowed funds                                                                      422,550           356,550
Mortgagors' escrow accounts                                                           1,297             1,114
Accrued expenses and other liabilities                                                6,529             6,227
Subordinated debentures                                                              13,800            13,800
                                                                                  ---------         ---------
   Total liabilities                                                                830,375           732,774
                                                                                  ---------         ---------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                   --                --
   Common stock - par value $0.10 per share; authorized 20,000,000 shares,
      issued and outstanding 3,663,702 and 3,643,686 shares                             366               364
   Additional paid-in capital                                                        23,589            23,400
   Retained earnings                                                                 13,298            12,253
                                                                                  ---------         ---------
                                                                                     37,253            36,017

   Treasury stock, at cost - 355,000 shares                                          (6,213)           (6,213)
   Net unrealized gain on securities available
      for sale, after tax effects                                                       585               332
                                                                                  ---------         ---------
         Total stockholders' equity                                                  31,625            30,136
                                                                                  ---------         ---------

         Total liabilities and stockholders' equity                               $ 862,000         $ 762,910
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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                 ------------------------
                                                                                   1998             1997
                                                                                 --------         -------
Interest and dividend income:
   Interest and fees on loans                                                    $  7,976         $ 5,599
   Interest and dividends on investment securities                                  5,649           4,091
   Interest on short-term investments                                                 108              39
                                                                                 --------         -------
      Total interest and dividend income                                           13,733           9,729
                                                                                 --------         -------

Interest expense:
   Interest on deposits                                                             3,328           2,836
   Interest on borrowed funds                                                       5,577           2,479
                                                                                 --------         -------
      Total interest expense                                                        8,905           5,315
                                                                                 --------         -------

Net interest income                                                                 4,828           4,414
Provision for loan losses                                                             150            --
                                                                                 --------         -------
Net interest income, after provision for loan losses                                4,678           4,414
                                                                                 --------         -------

Other income:
   Customer service fees                                                              350             345
   Losses on sales of securities and purchased loans, net                             (70)            (11)
   Gains on sales of loans,  net                                                    1,315             913
   Miscellaneous                                                                       92              35
                                                                                 --------         -------
      Total other income                                                            1,687           1,282
                                                                                 --------         -------

Operating expenses:
   Salaries and employee benefits                                                   2,272           2,059
   Occupancy and equipment                                                            514             409
   Data processing                                                                    316             305
   Professional fees                                                                  164             141
   Other real estate owned, net                                                       (34)             53
   Other general and administrative                                                   868             680
                                                                                 --------         -------
      Total operating expenses                                                      4,100           3,647
                                                                                 --------         -------

Income before income taxes                                                          2,265           2,049
Provision for income taxes                                                            825             741
                                                                                 --------         -------
Net income                                                                       $  1,440         $ 1,308
                                                                                 ========         =======

Net income per share:
   Diluted earnings per share                                                    $   0.43         $  0.36
   Basic earnings per share                                                          0.44            0.36

Weighted average shares outstanding - assuming dilution for stock options           3,377           3,646
Weighted average shares outstanding                                                 3,298           3,579

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                          Accumulated
                                                                 Additional                                  Other
                                       Comprehensive   Common      Paid-in     Retained       Treasury    Comprehensive
                                           Income       Stock      Capital     Earnings         Stock        Income         Total
                                       -------------   ------    ----------    --------       --------    -------------     -----
Balance at December 31, 1997                            $364      $23,400      $ 12,253       $(6,213)      $   332       $ 30,136

Comprehensive income:
Net income                                $ 1,440         --           --         1,440            --            --          1,440
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                          253         --           --            --            --           253            253
                                          -------
Comprehensive income                      $ 1,693
                                          =======
Cash dividends paid                                       --           --          (395)           --            --           (395)
Exercise of stock options                                  2          189            --            --            --            191
                                                        ----      -------      --------       -------       -------       --------

Balance at March 31, 1998                               $366      $23,589      $ 13,298       $(6,213)      $   585       $ 31,625
                                                        ====      =======      ========       =======       =======       ========


Balance at December 31, 1996                            $356      $22,967      $  8,562       $    --       $  (821)      $ 31,064

Comprehensive income:
Net income                                $ 1,308         --           --         1,308            --            --          1,308
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                       (1,414)        --           --            --            --        (1,414)        (1,414)
                                          -------
Comprehensive income                      $  (106)
                                          =======
Cash dividends paid                                       --           --          (323)           --            --           (323)
Exercise of stock options                                  3          152            --            --            --            155
                                                        ----      -------      --------       -------       -------       --------

Balance at March 31, 1997                               $359      $23,119      $  9,547       $    --       $(2,235)      $ 30,790
                                                        ====      =======      ========       =======       =======       ========

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          ---------------------------
                                                                                            1998              1997
                                                                                          ---------         ---------
Cash flows from operating activities:
   Net income                                                                             $   1,440         $   1,308
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision for loan losses                                                                  150                --
     Depreciation and amortization                                                               82               342
     Losses on sales of securities and purchased loans, net                                      70                11
     Loans originated for sale                                                             (120,563)          (54,412)
     Principal balance of loans sold                                                         99,204            63,929
     (Gain) loss on other real estate owned                                                     (56)                7
     Increase in other assets, net of other liabilities                                        (225)              (74)
                                                                                          ---------         ---------
              Net cash provided (used) by operating activities                              (19,898)           11,111
                                                                                          ---------         ---------

Cash flows from investing activities:
    Proceeds from sales of investment securities available for sale                          62,175            42,723
    Proceeds from maturities of securities available for sale                                13,900                --
    Proceeds from amortization of mortgage-backed securities                                 22,448             6,004
    Purchase of securities available for sale                                              (103,641)         (110,987)
    Proceeds from sales of purchased loans                                                    8,268                --
    Loan (originations and purchases) amortization and payoffs, net                         (75,896)              708
    Proceeds from sales of other real estate owned                                              102                66
    Additions to banking premises and equipment                                                (386)             (252)
                                                                                          ---------         ---------
           Net cash used in investing activities                                            (73,030)          (61,738)
                                                                                          ---------         ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                      31,116            (7,907)
    Net increase (decrease) in borrowings with maturities of three months or less            (7,000)            7,408
    Proceeds from issuance of borrowings with maturities in excess of three months          164,000            88,200
    Repayment of borrowings with maturities in excess of three months                       (91,000)          (35,170)
    Increase in mortgagors' escrow accounts                                                     183               280
    Proceeds from exercise of stock options                                                     191               155
    Cash dividends                                                                             (395)             (323)
                                                                                          ---------         ---------
       Net cash provided by financing  activities                                            97,095            52,643
                                                                                          ---------         ---------
Net increase in cash and cash equivalents                                                     4,167             2,016
Cash and cash equivalents at beginning of period                                             30,693            12,478
                                                                                          ---------         ---------
Cash and cash equivalents at end of period                                                $  34,860         $  14,494
                                                                                          =========         =========

Supplementary information:
   Interest paid                                                                          $   8,717         $   4,703
   Income taxes paid                                                                          1,337               247
   Transfer from loans to other real estate owned, net                                           60               426
   Change in due from brokers, net                                                              163               214


See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of March 31, 1998, and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the periods ended March 31, 1998 and 1997 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

     The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1997.

(2)  SHAREHOLDERS' EQUITY AND EARNINGS PER SHARE

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain FASB statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. SFAS No. 130 requires that all items of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Additionally, SFAS No. 130 requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has adopted these disclosure requirements as of the quarter ended March 31, 1998.

     Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

ASSETS

The Company's total assets at March 31, 1998 were $862.0 million, an increase of $99.1 million from December 31, 1997. This increase includes an increase of $6.3 million in investment securities consisting primarily of mortgage-backed securities and an increase of $66.6 million in loans as a result of the purchase of $108.1 million in 1-4 family residential mortgage loans. These transactions were funded with a $66.0 million increase in borrowed funds and a $31.1 million increase in deposits.

LOANS

Total loans and loans held for sale increased $88.0 million primarily as a result of the purchase of residential mortgage loans, offset by a sale of a purchased residential mortgage loan pool and principal paydowns on the purchased residential loan portfolio. At March 31, 1998, the Company's loans and loans held for sale were as follows:

                                                       (in millions)
         Residential mortgage loans, including
           home equity loans                            $ 413,579
         Commercial, commercial real estate
           and construction loans                          79,625
         Consumer loans                                     6,225
                                                        ---------
              Total                                     $ 499,429
                                                        =========

DEPOSITS

Total deposits increased $31.1 million to $386.2 million at March 31, 1998 from $355.1 million at December 31, 1997. The increase in deposits reflects a $5.1 million increase in IRAs and time certificates of deposit, a $24.5 million increase in municipal deposits and a $1.5 million increase in savings and demand deposits.

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

At March 31, 1998, the Company's allowance for loan losses totaled $4.3 million or 0.95% of total loans and 124% of non-performing loans compared to $4.3 million or 1.11% of total loans and 110% of non-performing loans at December 31, F1997, and compared to $4.4 million or 1.76% of total loans and 121% of non-performing loans at March 31, 1997. Management recorded a provision for loan losses of $150,000 for the three month period ended March 31, 1998 and no provision for the same period in 1997. Net charge-offs were $125,000 for the three month period ended March 31, 1998 compared to net charge-offs of $338,000 for the same period in 1997.

Non-performing assets were $3.6 million or 0.42% of total assets at March 31, 1998 compared to $4.0 million or 0.52% of total assets at December 31, 1997 and $4.5 million or 0.81% of total assets at March 31, 1997.


RESULTS OF OPERATIONS

OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and its mortgage banking subsidiary, People's Mortgage Corporation ("PMC") that have resulted in the Company increasing its asset size from $496.1 million at December 31, 1996 to $862.0 million at March 31, 1998. Operating results have been significantly affected by the Company increasing its average loans and average investments to $435.0 million and $311.7 million, respectively, during the first quarter of 1998, compared to $269.1 million and $237.0 million, respectively, during the first quarter of 1997. This growth in earnings assets was funded by the Company increasing its average deposits and average borrowings to $331.1 million and $382.4 million, respectively, in the first quarter of 1998, compared to $293.1 million and $174.6 million, respectively, in the first quarter of 1997. Operating results have also been significantly affected by the growth of PMC which is reflected in gains on sales of loans of $1.3 million, interest and other income of $510,000, PMC operating expenses of $1.2 million, and income before income taxes of $595,000 from PMC operations in the first three months of 1998 compared to $913,000, $494,000, $1.1 million, and $289,000, respectively, in the corresponding period of 1997.

Finally, operating results have been affected by mortgage refinancings. These refinancings have adversely affected the Company's net interest margin due to the resulting write-offs of purchase premiums associated with mortgage-backed securities and purchased residential mortgage loans. The amortization and write-offs of such premiums amounted to a $0.19 charge against earnings in the first quarter of 1998, compared to $0.02 for the first quarter of 1997. Conversely, this heightened refinancing activity resulted in PMC increasing its earnings per share contribution to $0.11 in the first quarter of 1998 from $0.04 in the first quarter of 1997.

Return on average assets was 0.75% and return on average equity was 18.89% for the three month period ended March 31, 1998. Return on average assets was 0.98% and return on average equity was 16.51% for the same period in 1997. Net income amounted to $1.4 million or $0.43 per diluted share for the three months ended March 31, 1998 compared to net income of $1.3 million or $0.36 per diluted share for the same period in 1997. Basic earnings per share was $0.44 per share for the three months ended March 31, 1998, compared to $0.36 per share for the same period in 1997.

NET INTEREST INCOME

Net interest income increased $414,000 for the three months ended March 31, 1998 compared to the same period in 1997. This change resulted mostly from increased average earning assets. For the first three months of 1998, average earning assets increased 48% compared to the same period in 1997.

Interest and dividend income increased to $13.7 million for the three months ended March 31, 1998 from $9.7 million for the same period in 1997. The yield on average earning assets decreased to 7.28% for the three months ended March 31, 1998 from 7.62% for the same period in 1997. Yields on loans decreased from 8.32% for the three months ended March 31, 1997 to 7.33% for the same period in 1998. Yields on investments increased to 7.25% for the three months ended March 31, 1998 compared to 6.90% for the same period in 1997.

Interest expense increased to $8.9 million for the three months ended March 31, 1998 from $5.3 million for the same period in 1997. This increase was due to a $3.1 million increase in interest expense on borrowed funds for the three months ended March 31, 1998. Interest expense on deposits increased $492,000 for the three months ended March 31, 1998, compared to the same period in 1997.

During the first three months of 1998, average borrowed funds amounted to $382.4 million compared to $174.6 million during the same period of 1997. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities and loans. Rates paid on average borrowed funds were 5.83% for the three months ended March 31, 1998 compared to 5.68% for the same period in 1997.

Deposit interest expense increased due to an increase in average deposits to $331.1 million for the three months ended March 31, 1998 compared to $293.1 million for the same period in 1997. The increase in deposit interest expense was due to the increase in average deposits and an increase in the average cost of deposits to 4.02% for the three month period ended March 31, 1998 from 3.88% for the same period in 1997.

PROVISION FOR LOAN LOSSES

A provision for loan losses of $150,000 was made for the three months ended March 31, 1998. No provision for loan losses was made for the same period in 1997.

OTHER INCOME

Other income was $1.7 million for the three months ended March 31, 1998 compared to $1.3 million for the same period in 1997. The year to date increase is attributable to a $402,000 increase in gains from sales of loans. The increase in loan sale gains reflects the growth of People's Mortgage Corporation.

OPERATING EXPENSES

Total operating expenses amounted to $4.1 million for the three months ended March 31, 1998 compared to $3.6 million for the same period in 1997.

Salaries and benefits expense increased $213,000 for the three months ended March 31, 1998 compared to the same period in 1997. The increase in salaries and benefits reflects general salary increases and added lending and PMC staffing.

Occupancy and equipment expense increased $105,000 for the three months ended March 31, 1998 compared to the same period in 1997. Other real estate owned expenses decreased $87,000 for the three months ended March 31, 1998 compared to the same period in 1997. Other general and administrative expenses increased $188,000 for the three months ended March 31, 1998 compared to the same period in 1997. All increases in operating expense, other than OREO related expenses, are primarily due to additional costs associated with the growth of PMC.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $825,000 in the three months ended March 31, 1998 compared to income tax expense of $741,000 for the same period in 1997. The effective tax rate for the three months ended March 31, 1998 was 36.4% compared to 36.2% for the same period in 1997.

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

At March 31, 1998, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at March 31, 1998 was 5.15%, compared to 5.25% at December 31, 1997. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the Company's subordinated debentures is included in total risk-based capital. At March 31, 1998, the Company's risk-based capital ratio was 10.90%. The Company's book value per share was $9.56 at March 31, 1998, $9.16 at December 31, 1997, and $8.57 at March 31,
1997.

OTHER INFORMATION

On April 15, 1998, the Company declared an $0.13 dividend to be paid on May 15, 1998 to shareholders of record on April 30, 1998.

On April 29, 1998, the Company received regulatory approval to close its East Taunton, Massachusetts branch.

The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems and software for Year 2000 compliance. The Company has initiated formal communications with all of its significant processing vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management expects the cost of achieving Year 2000 compliance to be immaterial, if as expected, the Company's third party data service provider is able to achieve Year 2000 compliance. Actual costs are charged to earnings as incurred. Such costs have not been material to date.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative information about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability in the Company's Annual Report.

There has been no material change in the quantitative and qualitative disclosures about market risk as of March 31, 1998 from those presented in the Company's Annual Report.

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

    4.3        Articles I and IV of By-laws of the Company (see Exhibit 3.2)

     27        Financial Data Schedule (Filed herewith).

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PEOPLE'S BANCSHARES, INC.


           5/15/98                 By: /s/ Richard S. Straczynski
         -------------------           -----------------------------------------
         Date                          Richard S. Straczynski
                                       President and Chief Executive Officer




          5/15/98                  By:  /s/ Colin C. Blair
         ------------------            -----------------------------------------
         Date                          Colin C. Blair
                                       Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION
-------        -----------

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