Form 10-Q
period 1998-06-30
PEOPLES BANCSHARES INC
filed 1998-08-13
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of June 30, 1998 was 3,316,218.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                   1

Table of Contents                                                             2

PART I. FINANCIAL INFORMATION (*)

        Item 1.  Financial Statements:

                 Consolidated Balance Sheets                                  3
                 Consolidated Statements of Income                            4
                 Consolidated Statements of Changes in Stockholders' Equity   5
                 Consolidated Statements of Cash Flows                        6
                 Notes to Unaudited Consolidated Financial Statements         7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   12


PART II OTHER INFORMATION                                                     13

SIGNATURES                                                                    14

EXHIBITS                                                                      15

(*) The financial information at December 31, 1997 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)



                                                              June 30,   December 31,
                                                                1998          1997
                                                              --------   ------------

                                     ASSETS

Cash and cash equivalents                                     $ 13,514      $ 30,693
Investment securities                                          318,990       304,713
Loans held for sale                                             43,946        24,735
Loans                                                          460,715       386,698
  Less allowance for loan losses                                (4,493)       (4,291)
                                                              --------      --------
    Loans, net                                                 456,222       382,407
Other real estate owned, net                                        35           111
Banking premises and equipment, net                             13,626        12,940
Accrued interest receivable                                      5,053         4,435
Intangible assets                                                1,368         1,148
Other assets                                                     5,623         1,728
                                                              --------      --------
         Total assets                                         $858,377      $762,910
                                                              ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                      $393,274      $355,083
Borrowed funds                                                 412,600       356,550
Mortgagors' escrow accounts                                      1,076         1,114
Accrued expenses and other liabilities                           5,164         6,227
Subordinated debentures                                         13,800        13,800
                                                              --------      --------
         Total liabilities                                     825,914       732,774
                                                              --------      --------

Stockholders' equity:
  Serial preferred stock - par value $0.10 per share;
    authorized 10,000,000 shares, none issued                       --            --
  Common stock - par value $0.10 per share;
    authorized 20,000,000 shares;
    issued and outstanding 3,671,218 and 3,643,686 shares          367           364
  Additional paid-in capital                                    23,635        23,400
  Retained earnings                                             14,397        12,253
                                                              --------      --------
                                                                38,399        36,017

  Treasury stock, at cost - 355,000 shares                      (6,213)       (6,213)
  Net unrealized gain on securities available
    for sale, after tax effects                                    277           332
                                                              --------      --------
         Total stockholders' equity                             32,463        30,136
                                                              --------      --------

         Total liabilities and stockholders' equity           $858,377      $762,910
                                                              ========      ========


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                      ------------------   --------------------
                                                         1998      1997      1998        1997
                                                       -------   -------   --------    --------

Interest and dividend income:
   Interest and fees on loans                          $ 9,036   $ 5,551   $ 17,012    $ 11,150
   Interest and dividends on investment securities       5,507     4,717     11,156       8,808
   Interest on short-term investments                      126        19        234          58
                                                       -------   -------   --------    --------
      Total interest and dividend income                14,669    10,287     28,402      20,016
                                                       -------   -------   --------    --------

Interest expense:
   Interest on deposits                                  3,805     2,873      7,133       5,709
   Interest on borrowed funds                            5,645     2,795     11,222       5,274
                                                       -------   -------   --------    --------
      Total interest expense                             9,450     5,668     18,355      10,983
                                                       -------   -------   --------    --------

Net interest income                                      5,219     4,619     10,047       9,033
Provision for loan losses                                  150         -        300           -
                                                       -------   -------   --------    --------
Net interest income, after provision for loan losses     5,069     4,619      9,747       9,033
                                                       -------   -------   --------    --------

Other income:
   Customer service fees                                   348       399        698         744
   Gains (losses) on sales of securities
     and purchased loans, net                              252         8        182          (3)
   Gains on sales of loans,  net                         1,447       881      2,762       1,794
   Miscellaneous                                            45        47        137          82
                                                       -------   -------   --------    --------
      Total other income                                 2,092     1,335      3,779       2,617
                                                       -------   -------   --------    --------

Operating expenses:
   Salaries and employee benefits                        2,464     2,120      4,736       4,179
   Occupancy and equipment                                 530       486      1,044         895
   Data processing                                         333       284        649         589
   Professional fees                                       245       215        409         356
   Other real estate owned, net                             11        38        (23)         91
   Other general and administrative                      1,174       797      2,042       1,477
                                                       -------   -------   --------    --------
      Total operating expenses                           4,757     3,940      8,857       7,587
                                                       -------   -------   --------    --------

Income before income taxes                               2,404     2,014      4,669       4,063
Provision for income taxes                                 876       738      1,701       1,479
                                                       -------   -------   --------    --------
Net income                                             $ 1,528   $ 1,276   $  2,968    $  2,584
                                                       =======   =======   ========    ========

Net income per share:
   Diluted earnings per share                          $  0.45   $  0.35   $   0.88    $   0.71
   Basic earnings per share                               0.46      0.36       0.90        0.72

Weighted average shares outstanding -
   assuming dilution for stock options                   3,392     3,663      3,387       3,657
Weighted average shares outstanding                      3,309     3,592      3,304       3,585

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                        Accumulated
                                                                    Additional                             Other
                                           Comprehensive   Common     Paid-in    Retained   Treasury   Comprehensive
                                               Income       Stock     Capital    Earnings     Stock        Income       Total
                                           -------------   ------   ----------   --------   --------   -------------    -----

Balance at December 31, 1997                                $364      $23,400     $12,253   $(6,213)       $ 332       $30,136

Comprehensive income:
Net income                                     $2,968         --           --       2,968        --           --         2,968
Change in net unrealized gain (loss)
  on securities available for sale,
  after tax effects                               (55)        --           --          --        --          (55)          (55)
                                               ------
Comprehensive income                           $2,913
                                               ======
Cash dividends paid                                           --           --        (824)       --           --          (824)
Exercise of stock options                                      3          235          --        --           --           238
                                                            ----      -------     -------   -------        -----       -------

Balance at June 30, 1998                                    $367      $23,635     $14,397   $(6,213)       $ 277       $32,463
                                                            ====      =======     =======   =======        =====       =======

Balance at December 31, 1996                                $356      $22,967     $ 8,562   $    --        $(821)      $31,064

Comprehensive income:
Net income                                     $2,584         --           --       2,584        --           --         2,584
Change in net unrealized gain (loss)
  on securities available for sale,
  after tax effects                               378         --           --          --        --          378           378
                                               ------
Comprehensive income                           $2,962
                                               ======
Cash dividends paid                                           --           --        (716)       --           --          (716)
Exercise of stock options                                      4          156          --        --           --           160
                                                            ----      -------     -------   -------        -----       -------
Balance at June 30, 1997                                    $360      $23,123     $10,430   $    --        $(443)      $33,470
                                                            ====      =======     =======   =======        =====       =======

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      -------------------------
                                                                                         1998           1997
                                                                                      ----------     ----------

Cash flows from operating activities:
   Net income                                                                         $   2,968      $   2,584
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
      Provision for loan losses                                                             300             --
      Depreciation and amortization                                                         637            523
      Net amortization (accretion) on securities and purchased loans                       (745)           329
      (Gains) losses on sales of securities and purchased loans, net                       (182)             3
      Loans originated for sale                                                        (254,818)      (110,228)
      Principal balance of loans sold                                                   235,607        113,299
      Gain on sale of other real estate owned                                               (56)           (19)
      Other, net                                                                         (1,605)           444
                                                                                      ---------      ---------
         Net cash provided (used) by operating activities                               (17,894)         6,935
                                                                                      ---------      ---------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                130,132         71,266
    Proceeds from maturities of securities available for sale                            20,400             --
    Proceeds from amortization of mortgage-backed securities                             32,362         10,550
    Purchase of securities available for sale                                          (199,064)      (158,485)
    Proceeds from sales of purchased loans                                                8,268             --
    Loan (originations and purchases) amortization and payoffs, net                     (84,044)        (4,830)
    Proceeds from sales of other real estate owned                                          227            507
    Additions to banking premises and equipment                                          (1,183)          (369)
                                                                                      ---------      ---------
         Net cash used in investing activities                                          (92,902)       (81,361)
                                                                                      ---------      ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                  38,191           (670)
    Net increase in borrowings with maturities of three months or less                    7,850         50,300
    Proceeds from issuance of borrowings with maturities in excess of three months      210,700         93,200
    Repayment of borrowings with maturities in excess of three months                  (162,500)       (70,520)
    Decrease in mortgagors' escrow accounts                                                 (38)           (71)
    Proceeds from exercise of stock options                                                 238            160
    Proceeds from issuance of subordinated debentures                                        --         12,881
    Cash dividends                                                                         (824)          (716)
                                                                                      ---------      ---------
         Net cash provided by financing  activities                                      93,617         84,564
                                                                                      ---------      ---------
Net change in cash and cash equivalents                                                 (17,179)        10,138
Cash and cash equivalents at beginning of period                                         30,693         12,478
                                                                                      ---------      ---------
Cash and cash equivalents at end of period                                            $  13,514      $  22,616
                                                                                      =========      =========

Supplementary information:
   Interest paid                                                                      $  18,412      $  10,454
   Income taxes paid                                                                      2,504            622
   Transfer from loans to other real estate owned, net                                       95            583
   Change in due to/from brokers, net                                                     3,739             84


See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of June 30, 1998, and the Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the periods ended June 30, 1998 and 1997 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

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

     Basic earnings per share represents income available to common stock divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The assumed conversion of outstanding dilutive stock options would increase the shares outstanding but would not require an adjustment to income as a result of the conversion.

(3)  RECENT ACCOUNTING PRONOUCEMENT

     In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" effective for fiscal years beginning after December 15, 1998. The SOP requires start-up activities to be expensed as incurred instead of being capitalized and amortized. The SOP broadly defines start-up activities as those one-time activities that relate to organization costs, the opening of a new facility, introduction of a new product or service, doing business in a new territory, initiating a new process at an existing facility, doing business with a new class of customer or commencing some new operation. If adopted as of June 30, 1998, the Company has determined that the adoption of SOP 98-5 will result in a charge of approximately $340,000 or $0.06 per diluted share. Management has not determined if it will adopt SOP 98-5 early. Initial application of this SOP will be reported as the cumulative effect of a change in accounting principle.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

ASSETS

The Company's total assets at June 30, 1998 were $858.4 million, an increase of $95.5 million from December 31, 1997. This increase includes an increase of $14.3 million in investment securities consisting primarily of mortgage-backed securities and an increase of $74.0 million in loans as a result of the purchase of $151.2 million in 1-4 family residential mortgage loans. These transactions were funded with a $56.1 million increase in borrowed funds and a $38.2 million increase in deposits.

LOANS

Total loans and loans held for sale increased $93.2 million primarily as a result of the purchase of residential mortgage loans, offset by a sale of a purchased residential mortgage loan pool and principal paydowns on the purchased residential loan portfolio.

The Company's loans and loans held for sale were as follows:

                                                      June 30,     December 31,
                                                       1998          1997
                                                      --------     ------------
                                                            (in millions)

     Residential mortgage loans, including
         home equity loans                            $380,808       $328,176
     Commercial, commercial real estate
         and construction loans                        117,986         78,104
     Consumer loans                                      5,867          5,153
                                                      --------       --------
         Total                                        $504,661       $411,433
                                                      ========       ========

DEPOSITS

Total deposits increased $38.2 million to $393.3 million at June 30, 1998 from $355.1 million at December 31, 1997. The increase in deposits reflects a $9.1 million increase in IRAs and time certificates of deposit, a $27.2 million increase in municipal deposits and a $1.9 million increase in savings and demand deposits.

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

At June 30, 1998, the Company's allowance for loan losses totaled $4.5 million or 0.98% of total loans and 153% of non-performing loans compared to $4.3 million or 1.11% of total loans and 110% of non-performing loans at December 31, 1997, and compared to $4.4 million or 1.71% of total loans and 109% of non-performing loans at June 30, 1997. Management recorded a provision for loan losses of $150,000 and $300,000 for the three and six month periods ended June 30, 1998 and no provision for the same periods in 1997. Net recoveries for the three months ended June 30, 1998, were $27,000 and net charge-offs were $98,000 for the six month period ended June 30, 1998 compared to net charge-offs of $23,000 and $361,000 for the same periods in 1997.

Non-performing assets were $3.0 million or 0.35% of total assets at June 30, 1998 compared to $4.0 million or 0.52% of total assets at December 31, 1997 and $4.6 million or 0.78% of total assets at June 30, 1997.

RESULTS OF OPERATIONS

OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and its mortgage banking subsidiary, People's Mortgage Corporation ("PMC") that have resulted in the Company increasing its asset size from $496.1 million at December 31, 1996 to $858.4 million at June 30, 1998. Operating results have been significantly affected by the Company increasing its average loans and average investments to $458.3 million and $307.9 million during the first half of 1998, compared to $267.5 million and $250.0 million during the first half of 1997. This growth in earning assets was funded by the Company increasing its average deposits and average borrowings to $348.4 million and $386.5 million in the first half of 1998, compared to $294.0 million and $184.8 million in the first half of 1997. Secondly, operating results have also been significantly affected by the growth of PMC which is reflected in gains on sales of loans of $2.8 million, interest and other income of $1.2 million, PMC operating expenses of $2.9 million, and income before income taxes of $1.1 million from PMC operations in the first half of 1998 compared to $1.8 million, $988,000, $2.3 million and $487,000, respectively, in the corresponding period of 1997.

In addition, operating results have been affected by mortgage refinancings. These refinancings have adversely affected the Company's net interest margin due to the resulting write-offs of purchase premiums associated with mortgage-backed securities and purchased residential mortgage loans. The amortization and write-offs of such premiums amounted to a $0.20 and a $0.39 charge against earnings for the three and six month periods ended June 30, 1998, compared to $0.03 and $0.05 for the same periods in 1997. Conversely, this heightened refinancing activity resulted in PMC increasing its earnings per share contribution to $0.09 and $0.20 for the three and six month periods ended June 30, 1998 from $0.03 and $0.09 for the same periods in 1997.

Return on average assets was 0.74% and 0.74%, and return on average equity was 19.01% and 18.95% for the three and six months ended June 30, 1998. Return on average assets was 0.95% and 0.91% and return on average equity was 16.23% and 16.37% for the same periods in 1997. Net income amounted to $1.5 million and $3.0 million or $0.45 and $0.88 per diluted share for the three and six months ended June 30, 1998 compared to net income of $1.3 million and $2.6 million or $0.35 and $0.71 per diluted share for the same period in 1997. Basic earnings per share were $0.46 and $0.90 per share for the three and six months ended June 30, 1998, compared to $0.36 and $0.72 per share for the same periods in 1997.

NET INTEREST INCOME

Net interest income increased $600,000 and $1.0 million for the three and six months ended June 30, 1998 compared to the same periods in 1997. This change resulted mostly from increased average earning assets. For the first six months of 1998, average earning assets increased 49% compared to the same period in 1997.

Interest and dividend income increased to $14.7 million and $28.4 million for the three and six months ended June 30, 1998 from $10.3 million and $20.0 million for the same periods in 1997. The yield on average earning assets decreased to 7.38% and 7.33% for the three and six months ended June 30, 1998 from 7.75% and 7.69% for the same periods in 1997. Yields on loans decreased from 8.35% and 8.34% for the three and six months ended June 30, 1997 to 7.50% and 7.42% for the same periods in 1998. The decrease in the loan yields is primarily attributable to the Company's growth in consumer mortgages. Yields on investments increased to 7.24% and 7.25% for the three and six months ended June 30, 1998 compared to 7.17% and 7.05% for the same periods in 1997.

Interest expense increased to $9.5 million and $18.4 million for the three and six months ended June 30, 1998 from $5.7 million and $11.0 million for the same periods in 1997. This increase was due to a $2.9 million and $5.9 million increase in interest expense on borrowed funds for the three and six months ended June 30, 1998. Interest expense on deposits increased $932,000 and $1.4 million for the three and six months ended June 30, 1998, compared to the same periods in 1997.

During the first half of 1998, average borrowed funds amounted to $386.5 million compared to $184.8 million during the same period of 1997. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities and loans. Rates paid on average borrowed funds were 5.78% and 5.81% for the three and six months ended June 30, 1998 compared to 5.74%and 5.71% for the same periods in 1997.

Deposit interest expense increased due to an increase in average deposits to $348.4 million for the six month period ended June 30, 1998 compared to $294.0 million for the same period in 1997. The increase in deposit interest expense was due to the increase in average deposits and an increase in the average cost of deposits to 4.17% and 4.09% for the three and six month periods ended June 30, 1998 from 3.90% and 3.88% for the same periods in 1997.

PROVISION FOR LOAN LOSSES

A provision for loan losses of $150,000 and $300,000 was made for the three and six months ended June 30, 1998. No provision for loan losses was made for the same periods in 1997.

OTHER INCOME

Other income was $2.1 million and $3.8 million for the three and six months ended June 30, 1998 compared to $1.3 million and $2.6 million for the same periods in 1997. The year to date increase is attributable to a $968,000 increase in gains from sales of loans. The increase in loan sale gains reflects the growth of People's Mortgage Corporation.

OPERATING EXPENSES

Total operating expenses amounted to $4.8 million and $8.9 million for the three and six months ended June 30, 1998 compared to $3.9 million and $7.6 million for the same periods in 1997.

Salaries and benefits expense increased $344,000 and $557,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increase in salaries and benefits reflects general salary increases and added lending and PMC staffing.

Occupancy and equipment expense increased $44,000 and $149,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997. Other real estate owned expenses decreased $27,000 and $114,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997. Other general and administrative expenses increased $377,000 and $565,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997. The efficiency ratio for the Company for the three and six month periods ended June 30, 1998, was 62.55% and 60.65%, respectively. For the same periods in 1997, the ratios were 65.38% and 64.21%, respectively. The efficiency ratio for the Company, excluding PMC was 56.64% and 56.07% for the three and six months ended June 30, 1998, respectively. For the same periods 1997, the ratios were 56.82% and 57.18%, respectively. The efficiency ratio for PMC for the three and six month periods ended June 30, 1998, was 77.46% and 72.79%, respectively and for the same period in 1997 the ratios were 87.99% and 84.07%, respectively. All increases in operating expense, other than OREO related expenses, are primarily due to additional costs associated with the growth of PMC.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $876,000 and $1.7 million in the three and six months ended June 30, 1998 compared to income tax expense of $738,000 and $1.5 million for the same periods in 1997. The effective tax rate for the three and six months ended June 30, 1998 was 36.4%, compared to 36.6% and 36.4% for the same periods in 1997.

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

At June 30, 1998, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at June 30, 1998 was 5.03%, compared to 5.25% at December 31, 1997. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the Company's subordinated debentures is included in total risk-based capital. At June 30, 1998, the Company's risk-based capital ratio was 12.83%. The Company's book value per share was $9.79 at June 30, 1998, $9.16 at December 31, 1997, and $9.31 at June 30, 1997.

OTHER INFORMATION

On April 29, 1998, the Company received regulatory approval to close its East Taunton, Massachusetts branch.

On May 19, 1998, the Company held its Annual Meeting. During the meeting four directors were reelected and Wolf & Company, P.C. was re-appointed as the independent certified public accountants of the Company. Both proposals carried over 85% of voting shares.

On August 6, 1998, the Company declared a $0.14 dividend to be paid on September 9, 1998 to shareholders of record on August 26, 1998.

The Company is utilizing both internal and external resources to identify, correct, or reprogram and test the systems and software for Year 2000 compliance. The Company has initiated formal communications with all of its significant processing vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue and monitors their progress on an on-going basis. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management is developing contingency plans for any critical systems which may not be effectively remediated Management expects the cost of achieving Year 2000 compliance to be immaterial, if as expected, the Company's third party data service provider is able to achieve Year 2000 compliance. Actual costs are charged to earnings as incurred. Such costs amounted to $28,000 for the six months ended June 30, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative information about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management in the Company's Annual Report.

There has been no material change in the quantitative and qualitative disclosures about market risk as of June 30, 1998 from those presented in the Company's Annual Report.

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

     4.3        Articles I and IV of By-laws of the Company (see Exhibit 3.2)

      27        Financial Data Schedule (Filed herewith).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLE'S BANCSHARES, INC.


8/14/98                                By: /s/ Richard S. Straczynski
-------                                    -------------------------------------
  Date                                     Richard S. Straczynski
                                           President and Chief Executive Officer





8/14/98                                By: /s/ Colin C. Blair
-------                                    -------------------------------------
  Date                                     Colin C. Blair
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit              Description
-------              -----------

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