Form 10-Q
period 1998-09-30
PEOPLES BANCSHARES INC
filed 1998-11-16
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of September 30, 1998 was 3,317,218.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                              1

Table of Contents                                                        2

PART I.  FINANCIAL INFORMATION (*)

         Item 1.  Financial Statements:
                  Consolidated Balance Sheets                            3
                  Consolidated Statements of Income                      4
                  Consolidated Statements of Changes in
                   Stockholders' Equity                                  6
                  Consolidated Statements of Cash Flows                  7
                  Notes to Unaudited Consolidated Financial
                   Statements                                            9

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        11

         Item 3   Quantitative and Qualitative Disclosures
                   about Market Risk                                    19


PART II  OTHER INFORMATION                                              20


SIGNATURES                                                              21

EXHIBITS                                                                22

(*) The financial information at December 31, 1997 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              September 30,         December 31,
                                                                                   1998                 1997
                                                                              -------------         ------------
                                      ASSETS
                                      ------

Cash and cash equivalents                                                        $ 26,188             $ 30,693
Investment securities                                                             353,593              304,713
Loans held for sale                                                                33,255               24,735
Loans                                                                             461,354              386,698
   Less allowance for loan losses                                                  (4,561)              (4,291)
                                                                                 --------             --------
      Loans, net                                                                  456,793              382,407
Other real estate owned, net                                                          102                  111
Banking premises and equipment, net                                                13,691               12,940
Accrued interest receivable                                                         5,847                4,435
Intangible assets                                                                     525                1,148
Other assets                                                                        1,764                1,728
                                                                                 --------             --------
         Total assets                                                            $891,758             $762,910
                                                                                 ========             ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Deposits                                                                         $420,713             $355,083
Borrowed funds                                                                    413,500              356,550
Mortgagors' escrow accounts                                                         1,225                1,114
Accrued expenses and other liabilities                                              9,794                6,227
Subordinated debentures                                                            13,800               13,800
                                                                                 --------             --------
   Total liabilities                                                              859,032              732,774
                                                                                 --------             --------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                    -                    -
   Common stock - par value $0.10 per share; authorized 20,000,000 shares;
      issued 3,672,218 and 3,643,686 shares                                           367                  364
   Additional paid-in capital                                                      23,649               23,400
   Retained earnings                                                               15,960               12,253
                                                                                 --------             --------
                                                                                   39,976               36,017

   Treasury stock, at cost - 355,000 shares                                        (6,213)              (6,213)
   Net unrealized gain (loss) on securities available
      for sale, after tax effects                                                  (1,037)                 332
                                                                                 --------             --------
         Total stockholders' equity                                                32,726               30,136
                                                                                 --------             --------

         Total liabilities and stockholders' equity                              $891,758             $762,910
                                                                                 ========             ========

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                              ------------------------         ------------------------
                                                                 1998             1997            1998             1997
                                                              -------          -------         -------          -------
Interest and dividend income:
   Interest and fees on loans                                 $ 9,729          $ 6,538         $26,741          $17,688
   Interest and dividends on investment securities              6,305            4,706          17,461           13,514
   Interest on short-term investments                              57              150             291              208
                                                              -------          -------         -------          -------
      Total interest and dividend income                       16,091           11,394          44,493           31,410
                                                              -------          -------         -------          -------

Interest expense:
   Interest on deposits                                         3,940            2,910          11,073            8,619
   Interest on borrowed funds                                   6,206            3,854          17,428            9,128
                                                              -------          -------         -------          -------
      Total interest expense                                   10,146            6,764          28,501           17,747
                                                              -------          -------         -------          -------

Net interest income                                             5,945            4,630          15,992           13,663
Provision for loan losses                                         150                -             450                -
                                                              -------          -------         -------          -------
Net interest income, after provision for loan losses            5,795            4,630          15,542           13,663
                                                              -------          -------         -------          -------

Other income:
   Customer service fees                                          327              377           1,025            1,121
   Gains on sales of securities and purchased
      loans, net                                                  767                5             949                2
   Gains on sales of loans,  net                                1,797            1,089           4,559            2,883
   Miscellaneous                                                   27               55             164              137
                                                              -------          -------         -------          -------
      Total other income                                        2,918            1,526           6,697            4,143
                                                              -------          -------         -------          -------

Operating expenses:
   Salaries and employee benefits                               2,655            2,147           7,486            6,326
   Occupancy and equipment                                        559              583           1,603            1,478
   Data processing                                                304              322             953              911
   Professional fees                                              192              228             608              584
   Other real estate owned, net                                    (4)             140             (27)             231
   Other general and administrative                             1,536              820           3,524            2,297
                                                              -------          -------         -------          -------
      Total operating expenses                                  5,242            4,240          14,147           11,827
                                                              -------          -------         -------          -------

Income before income taxes and cumulative
   effect of accounting change                                  3,471            1,916           8,092            5,979
Provision for income taxes                                      1,233              697           2,910            2,176
                                                              -------          -------         -------          -------
Income before cumulative effect of accounting
   change                                                       2,238            1,219           5,182            3,803
Cumulative effect of accounting change for
   organizational costs, net of income tax expense
   of $106,000                                                      -                -             186                -
                                                              -------          -------         -------          -------
Net income                                                    $ 2,238          $ 1,219         $ 4,996          $ 3,803
                                                              =======          =======         =======          =======

Per share data:
   Diluted earnings per share:
     Income before cumulative effect of accounting
       change                                                 $  0.66          $  0.36         $  1.53          $  1.07
     Cumulative effect of accounting change for
       organizational costs                                         -                -           (0.06)               -
                                                              -------          -------         -------          -------
     Net income                                               $  0.66          $  0.36         $  1.47          $  1.07
                                                              =======          =======         =======          =======

   Basic earnings per share:
     Income before cumulative effect of accounting
         change                                               $  0.68          $  0.37         $  1.57          $  1.09
     Cumulative effect of accounting change for
         organizational costs                                       -                -           (0.06)               -
                                                              -------          -------         -------          -------
     Net income                                               $  0.68          $  0.37         $  1.51          $  1.09
                                                              =======          =======         =======          =======

Weighted average shares outstanding -
   assuming dilution for stock options                          3,394            3,377           3,386            3,552
Weighted average shares outstanding                             3,317            3,324           3,308            3,499

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                       Accumulated
                                                               Additional                                 Other
                                     Comprehensive    Common    Paid-in     Retained     Treasury     Comprehensive
                                         Income        Stock    Capital     Earnings       Stock       Income (Loss)     Total
                                     -------------    ------   ---------    --------     --------     -------------     -------


Balance at December 31, 1997                           $364     $23,400      $12,253      $(6,213)       $   332        $30,136

Comprehensive income:
Net income                              $ 4,996           -           -        4,996            -              -          4,996
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                     (1,369)          -           -            -            -         (1,369)        (1,369)
                                        -------
Comprehensive income                    $ 3,627
                                        =======
Cash dividends paid                                       -           -       (1,289)           -              -         (1,289)
Exercise of stock options                                 3         249            -            -              -            252
                                                       ----     -------      -------      -------        -------        -------

Balance at September 30, 1998                          $367     $23,649      $15,960      $(6,213)       $(1,037)       $32,726
                                                       ====     =======      =======      =======        =======        =======

Balance at December 31, 1996                           $356     $22,967      $ 8,562      $     -        $  (821)       $31,064

Comprehensive income:
Net income                              $ 3,803           -           -        3,803            -              -          3,803
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                      1,422           -           -            -            -          1,422          1,422
                                        -------
Comprehensive income                    $ 5,225
                                        =======
Purchase of treasury stock                                -           -            -       (6,213)             -         (6,213)
Cash dividends paid                                       -           -       (1,078)           -              -         (1,078)
Exercise of stock options                                 8         409            -            -              -            417
                                                       ----     -------      -------      -------        -------        -------

Balance at September 30, 1997                          $364     $23,376      $11,287      $(6,213)       $   601        $29,415
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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                         -----------------------------
                                                                                            1998                1997
                                                                                         ---------           ---------
Cash flows from operating activities:
   Net income                                                                            $   4,996           $   3,803
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Provision for loan losses                                                                 450                   -
     Depreciation and amortization                                                           1,241                 933
     Net amortization (accretion) on securities and purchased loans                         (1,670)                134
     Gains on sales of securities and purchased loans, net                                    (949)                 (2)
     Loans originated for sale                                                            (387,736)           (185,313)
     Principal balance of loans sold                                                       379,216             182,718
     (Gain) losses on sale of other real estate owned, net                                     (73)                 65
     Other, net                                                                               (660)               (344)
                                                                                         ---------           ---------
           Net cash provided (used) by operating activities                                 (5,185)              1,994
                                                                                         ---------           ---------

Cash flows from investing activities:
    Proceeds from sales of securities available for sale                                   219,174              97,323
    Proceeds from maturities of securities available for sale                               34,631               2,500
    Proceeds from amortization of mortgage-backed securities                                53,442              92,045
    Purchase of securities available for sale                                             (295,276)           (255,604)
    Purchase of securities held to maturity                                                (54,590)            (18,972)
    Proceeds from sales of purchased loans                                                   8,268                   -
    Loan (originations and purchases) amortization and payoffs, net                        (85,348)           (114,146)
    Proceeds from sales of other real estate owned                                             245               1,126
    Additions to banking premises and equipment                                             (1,520)               (649)
                                                                                         ---------           ---------
           Net cash used in investing activities                                          (120,974)           (196,377)
                                                                                         ---------           ---------

Cash flows from financing activities:
    Net increase in deposits                                                                65,630              12,468
    Net (decrease) increase in borrowings with maturities of three months or less          (17,250)             31,350
    Proceeds from issuance of borrowings with maturities in excess of three months         249,700             227,200
    Repayment of borrowings with maturities in excess of three months                     (175,500)            (74,020)
    Increase in mortgagors' escrow accounts                                                    111                 283
    Proceeds from exercise of stock options                                                    252                 417
    Proceeds from issuance of subordinated debentures                                            -              12,874
    Payments to acquire treasury stock                                                           -              (6,213)
    Cash dividends                                                                          (1,289)             (1,078)
                                                                                         ---------           ---------
           Net cash provided by financing  activities                                      121,654             203,281
                                                                                         ---------           ---------
Net change in cash and cash equivalents                                                     (4,505)              8,898
Cash and cash equivalents at beginning of period                                            30,693              12,478
                                                                                         ---------           ---------
Cash and cash equivalents at end of period                                               $  26,188           $  21,376
                                                                                         =========           =========

Supplementary information:
    Interest paid                                                                        $  28,278           $  16,960
    Income taxes paid                                                                        2,908               1,687
    Transfer from loans to other real estate owned, net                                        163                 823
    Change in due to/from brokers, net                                                       3,588              11,160


See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of September 30, 1998, and the Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the periods ended September 30, 1998 and 1997 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

     The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1997.

     In the third quarter of 1998, the Company elected early adoption of the provisions of the Accounting Standards Executive Committee ("ACSEC") Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), retroactively effective as of January 1, 1998 in accordance with SOP 98-5. SOP 98-5 requires the costs of start-up activities to be expensed as incurred instead of being capitalized and amortized. SOP 98-5 became effective in June, 1998 and would have required adoption by the Company in the first quarter of 1999.

     The cumulative effect of this accounting change at January 1, 1998 was to decrease net income by $186,000 or $0.05 per diluted share in the first quarter of 1998 and to decrease net income by $42,000 or $0.01 per diluted share in the second quarter of 1998.

     The Company's restated condensed financial information as a result of the retroactive adoption of SOP 98-5 on the previous two quarters is summarized below:

                                                      Previously                            Previously
                                                       Reported           Restated           Reported           Restated
                                                      ----------          --------          ----------          --------
                                                            Three months ended                   Three months ended
                                                              March 31, 1998                        June 30, 1998
                                                       ---------------------------           ---------------------------
                                                                                (in thousands)

Net interest income,
    after provision for loan losses                    $  4,678           $  4,678           $  5,069           $  5,069
Other income                                              1,687              1,687              2,092              2,092
Operating expenses                                        4,100              4,074              4,757              4,831
Income before taxes                                       2,265              2,291              2,404              2,330
Provision for income taxes                                  825                833                876                844
Income before cumulative effect of a change
    in accounting principle                               1,440              1,458              1,528              1,486
Cumulative effect of accounting change for
    organizational costs, net of income tax
    expense of $106,000                                       -                186                  -                  -

Net income                                                1,440              1,272              1,528              1,486
Diluted earnings per share                                 0.43               0.38               0.45               0.44
Basic earnings per share                                   0.44               0.38               0.46               0.45
Intangible assets                                         1,089                823              1,368              1,028
Total assets                                            862,000            861,734            858,377            858,037
Accrued expenses and other liabilities                    6,529              6,431              5,164              5,034
Stockholders' equity                                     31,625             31,457             32,463             32,253
Total liabilities and stockholders' equity              862,000            861,734            858,377            858,037

(2)  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

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

ASSETS

The Company's total assets at September 30, 1998 were $891.8 million, an increase of $128.8 million from December 31, 1997. This increase includes an increase of $48.9 million in investment securities consisting primarily of mortgage-backed securities and an increase of $74.7 million in loans as a result of purchases of 1-4 family residential mortgage loans and commercial loan growth. These transactions were funded with a $57.0 million increase in borrowed funds and a $65.6 million increase in deposits.

LOANS

Total loans and loans held for sale increased $83.2 million primarily as a result of the purchase of residential mortgage loans and the growth in the Bank's commercial loan portfolio. The Company's loans and loans held for sale were as follows:

                                                 September 30,     December 31,
                                                     1998             1997
                                                 -------------     ------------
                                                         (in millions)

     Residential mortgage loans, including
         home equity loans                         $365,049          $328,176
     Commercial, commercial real estate
         and construction loans                     124,046            78,104
     Consumer loans                                   5,514             5,153
                                                   --------          --------
         Total                                     $494,609          $411,433
                                                   ========          ========

DEPOSITS

Total deposits increased $65.6 million to $420.7 million at September 30, 1998 from $355.1 million at December 31, 1997. The increase in deposits reflects a $15.5 million increase in IRAs and time certificates of deposit, a $47.9 million increase in municipal deposits and a $2.2 million increase in savings and demand deposits.

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

At September 30, 1998, the Company's allowance for loan losses totaled $4.6 million or 0.99% of total loans and 239% of non-performing loans compared to $4.3 million or 1.11% of total loans and 110% of non-performing loans at December 31, 1997, and compared to $4.2 million or 1.17% of total loans and 120% of non-performing loans at September 30, 1997. Management recorded a provision for loan losses of $150,000 and $450,000 for the three and nine month periods ended September 30, 1998 and no provision for the same periods in 1997. Net charge-offs for the three and nine months ended September 30, 1998, were $82,000 and $180,000, compared to net charge-offs of $120,000 and $481,000 for the same periods in 1997.

Non-performing assets were $2.0 million or 0.23% of total assets at September 30, 1998 compared to $4.0 million or 0.52% of total assets at December 31, 1997 and $3.6 million or 0.51% of total assets at September 30, 1997.

RESULTS OF OPERATIONS

EARNINGS

People's Bancshares, Inc. recognized net income of $2.2 million or $0.66 diluted earnings per share for the quarter ended September 30, 1998 compared to $1.2 million or $0.36 diluted earnings per share for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, the Company reported net income of $5.0 million or $1.47 per diluted share, compared to net income of $3.8 million or $1.07 per diluted share for the nine month period ended September 30, 1997. Diluted earnings per share excluding securities gains and non-recurring items would have been $0.63 and $1.51 for the three and nine months ended September 30, 1998. Basic earnings per share were $0.68 and $1.51 for the three and nine months ended September 30, 1998 compared to $0.37 and $1.09 for the three and nine months ended September 30, 1997.

In the three months ended September 30, 1998, the Company recognized $767,000 in gains on sales of securities. In the third quarter, the Company elected early adoption of a new accounting standard for organization and start-up costs. The early adoption of AICPA Statement of Position 98-5 required the Company to retroactively write-off such intangible assets. As a result 1998 first and second quarter diluted earnings per share have been restated to $0.38 and $0.44, respectively from $0.43 and $0.45 previously reported to reflect retroactive intangible write-offs of $266,000 and $74,000. Additionally, in the quarter ended September 30, 1998, the Company expensed $68,000 of organizational costs in connection with new PMC branches and wrote-off $475,000 of goodwill and took a $75,000 restructuring charge in connection with the closing of a branch. In the three months ended September 30, 1997, the Company recognized $5,000 in gains on sales of securities and purchased loans and had no non-recurring items. The supplementary financial data table shows the quarterly breakout of operating results on a diluted earnings per share basis.

In the nine months ended September 30, 1998, the Company recognized $949,000 in net gains on sales of securities and purchased loans compared to $2,000 of net gains in the nine months ended September 30, 1997. These gains substantially offset non-recurring expenses of $186,000 from prepayment penalties incurred on early retirement of Federal Home Loan Bank advances, $75,000 in branch restructuring charges, and $883,000 in write-offs of intangible assets. There were no such non-recurring expenses in the nine months ended September 30, 1997.


OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and its mortgage banking subsidiary, People's Mortgage Corporation ("PMC") that have resulted in the Company increasing its asset size from $496.1 million at December 31, 1996 to $891.8 million at September 30, 1998. Operating results have been significantly affected by the Company increasing its average loans and average investments to $473.8 million and $315.1 million during the first nine months of 1998, compared to $283.6 million and $259.1 million during the first nine months of 1997. This growth in earning assets was funded by the Company increasing its average deposits and average borrowings to $356.2 million and $399.2 million in the first nine months of 1998, compared to $297.4 million and $207.1 million in the first nine months of 1997. Secondly, operating results have also been significantly affected by the growth of PMC which is reflected in gains on sales of loans of $4.6 million, interest and other income of $1.8 million, operating expenses of $4.8 million, and income before income taxes of $1.6 million from PMC operations in the first nine months of 1998 compared to $2.9 million, $1.6 million, $3.7 million and $809,000, respectively, in the corresponding period of 1997.

In addition, operating results have been affected by mortgage refinancings. These refinancings have adversely affected the Company's net interest margin due to the resulting write-offs of purchase premiums associated with mortgage-backed securities and purchased residential mortgage loans. The amortization and write-offs of such premiums amounted to a $0.09 and a $0.48 charge against earnings for the three and nine month periods ended September 30, 1998, compared to $0.04 and $0.09 for the same periods in 1997. Conversely, this heightened refinancing activity resulted in PMC increasing its diluted earnings per share contribution to $0.15 and $0.35 for the three and nine month periods ended September 30, 1998 from $0.07 and $0.12 for the same periods in 1997.

Return on average assets was 1.02% and 0.81%, and return on average equity was 26.45% and 20.72% for the three and nine months ended September 30, 1998. Return on average assets was 0.77% and 0.89% and return on average equity was 16.39% and 16.37% for the same periods in 1997. Net income amounted to $2.2 million and $5.0 million or $0.66 and $1.47 per diluted share for the three and nine months ended September 30, 1998 compared to net income of $1.2 million and $3.8 million or $0.36 and $1.07 per diluted share for the same periods in 1997. Basic earnings per share were $0.68 and $1.51 per share for the three and nine months ended September 30, 1998, compared to $0.37 and $1.09 per share for the same periods in 1997.

NET INTEREST INCOME

Net interest income increased $1.3 million and $2.3 million for the three and nine months ended September 30, 1998 compared to the same periods in 1997. This change resulted mostly from increased average earning assets. For the first nine months of 1998, average earning assets increased 45% compared to the same period in 1997.

Interest and dividend income increased to $16.1 million and $44.5 million for the three and nine months ended September 30, 1998 from $11.4 million and $31.4 million for the same periods in 1997. The yield on average earning assets increased to 7.67% for the three months ended September 30, 1998 from 7.54% for the same period in 1997. The yield on average earning assets decreased to 7.45% for the nine months ended September 30, 1998 from 7.63% for the same period in 1997. Yields on loans decreased from 8.28% and 8.31% for the three and nine months ended September 30, 1997 to 7.71% and 7.52% for the same periods in 1998. The decrease in the loan yields is primarily attributable to the Company's growth in consumer mortgages. Yields on investments increased to 7.64% and 7.39% for the three and nine months ended September 30, 1998 compared to 6.77% and 6.95% for the same periods in 1997.

Interest expense increased to $10.1 million and $28.5 million for the three and nine months ended September 30, 1998 from $6.8 million and $17.7 million for the same periods in 1997. This increase was due to a $2.3 million and $8.3 million increase in interest expense on borrowed funds for the three and nine months ended September 30, 1998. Interest expense on deposits increased $1.0 million and $2.5 million for the three and nine months ended September 30, 1998, compared to the same periods in 1997.

During the first nine months of 1998, average borrowed funds amounted to $399.2 million compared to $207.1 million during the same period of 1997. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities and loans. Rates paid on average borrowed funds were 5.85% and 5.82% for the three and nine months ended September 30, 1998 compared to 6.12%and 5.88% for the same periods in 1997.

Deposit interest expense increased due to an increase in average deposits to $356.2 million for the nine month period ended September 30, 1998 compared to $297.4 million for the same period in 1997. The increase in deposit interest expense was due to the increase in average deposits and an increase in the average cost of deposits to 4.24% and 4.15% for the three and nine month periods ended September 30, 1998 from 3.82% and 3.86% for the same periods in 1997.

PROVISION FOR LOAN LOSSES

A provision for loan losses of $150,000 and $450,000 was made for the three and nine months ended September 30, 1998. No provision for loan losses was made for the same periods in 1997.

OTHER INCOME

Other income was $2.9 million and $6.7 million for the three and nine months ended September

30, 1998 compared to $1.5 million and $4.1 million for the same periods in 1997. The year to date increase is attributable to a $1.7 million increase in gains from sales of loans and a $947,000 increase in net gains on sales of securities and purchased loans. The increase in loan sale gains reflects the growth of People's Mortgage Corporation.

OPERATING EXPENSES

Total operating expenses amounted to $5.2 million and $14.1 million for the three and nine months ended September 30, 1998 compared to $4.2 million and $11.8 million for the same periods in 1997.

Salaries and benefits expense increased $508,000 and $1.2 million for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The increase in salaries and benefits reflects general salary increases, added lending personnel, and additional PMC staffing.

Occupancy and equipment expense decreased $24,000 for the three months ended September 30, 1998 and increased $125,000 for the nine months ended September 30, 1998, compared to the same periods in 1997. Other real estate owned expenses decreased $144,000 and $258,000 for the three and nine months ended September 30, 1998 compared to the same periods in 1997. Other general and administrative expenses increased $716,000 and $1.2 million for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The Company expensed $68,000 of organizational costs and wrote-off $475,000 of goodwill and took a $75,000 restructuring charge in connection with the closing of a branch in the third quarter of 1998. There were no non-recurring items in the third quarter of 1997.

The efficiency ratio for the Company for the three and nine month periods ended September 30, 1998, was 55.36% and 58.68%, respectively. For the same periods in 1997, the ratios were 63.12% and 63.82%, respectively. The efficiency ratio for the Company, excluding PMC was 50.37% and 54.01% for the three and nine months ended September 30, 1998, respectively. For the same periods in 1997, the ratios were 60.92% and 59.50%, respectively. The efficiency ratio for PMC for the three and nine month periods ended September 30, 1998, was 67.08% and 69.81%, respectively and for the same periods in 1997 the ratios were 70.60% and 80.06%, respectively. Increases in operating expense, other than OREO related expenses, are primarily due to additional costs associated with the growth of PMC, write-off of goodwill of $475,000, restructuring charges of $75,000 and FHLB prepayment penalties of $186,000.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $1.2 million and $2.9 million in the three and nine months ended September 30, 1998 compared to income tax expense of $697,000 and $2.2 million for the same periods in 1997. The effective tax rate for the three and nine months ended September 30, 1998 and 1997 was approximately 36%.

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

At September 30, 1998, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at September 30, 1998 was 5.13%, compared to 5.25% at December 31, 1997. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the Company's subordinated debentures is included in total risk-based capital. At September 30, 1998, the Company's risk-based capital ratio was 10.94%. The Company's book value per share was $9.87 at September 30, 1998, $9.16 at December 31, 1997, and $8.96 at September 30, 1997.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 (Y2K) issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems recognize the year 2000 as 1900, or, not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. In the discussion that follows, systems refers to the Company's information technology systems and non-information technology systems.

This section contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's readiness for the Y2K, and the eventual effects of the Y2K on the Company may be materially different than currently projected. This may be due to, among other things, unanticipated delays and expenses in the completion of the Company's Y2K initiative, the failure of its proposed contingency plans, if such contingency plans become necessary, to achieve their desired results and the failure of third parties with whom the Company has a significant business relationship to achieve Y2K readiness.

To become Y2K compliant, the Company is following the Y2K project management guidelines provided by the Federal Financial Institutions Examination Council (FFIEC) interagency statement. The statement outlines five project management phases essential to Y2K preparedness. The five phases and the Company's status in its efforts in completing each follows:

     - AWARENESS AND ASSESSMENT PHASES: The Company has completed these initial phases for all systems.
     - RENOVATION PHASE: Approximately 14% of the Company's systems are in the renovation/replacement phase.
     -  VALIDATION PHASE: Approximately 31% are in the testing/validation phase.
     - IMPLEMENTATION PHASE: In this phase, systems should be certified as Y2K compliant and be accepted by the company. Approximately 1% of the systems are in the implementation phase. Currently, 54% of the Company's systems are Y2K compliant.

It is anticipated that all reprogramming efforts will be completed by December 31, 1998, which the Company expects will allow adequate time for testing. The Company has formed an internal task force, the Y2K Committee, which meets monthly to monitor the progress of the Company's Y2K plan. An outside consultant meets with the head of the Y2K Committee each month to ensure compliance with the Y2K Committee's schedule.

The Company has initiated formal communications with all of its significant processing vendors to determine the extent to which the Company is vulnerable to the failure of those vendors to become Y2K compliant. All critical vendors are contacted monthly regarding their compliance programs. Based on communications to date, the Company does not anticipate any Y2K problems with respect to critical vendors. Other vendors that the Company determined were less critical were contacted via letter in the assessment phase.

Actual costs for implementing the Company's Y2K plan totalled $35,000 for the nine months ending September 30, 1998. These costs were charged to earnings as incurred. The Company expects that future costs relating to the implementation of the Y2K plan will not exceed $100,000.

Based on the phases of the Y2K plan completed to date, if the Company is unable to fully implement its Y2K Plan in a timely manner, there is a risk that some internal systems will fail, in which case the Company plans to utilize the systems that are in working order until the non-working systems can be replaced. Noncompliance by third party vendors would have a greater impact on the Company. The Company is in the process of developing a contingency plan, which the Company expects to be completed by December 1998. The contingency plan will be continually monitored and revised, if necessary, due to changes in the status of critical third parties. The Company's contract with its primary third party servicer, Bisys, states that if the Bisys system currently used by the Company is not ready for Y2K, the Company's operations will be converted to Bisys' fully-compliant server at no cost to the Company. The Company does not anticipate that this conversion will be necessary.

OTHER INFORMATION

On October 20, 1998, the Company declared a $0.19 dividend to be paid on December 4, 1998 to shareholders of record on November 13, 1998.

The Company announced a stock repurchase plan on September 1, 1998. Under the plan the Company is authorized to repurchase up to 10% of its currently outstanding common stock in the open market over the next 18 months. No shares have been repurchased as of November 16, 1998.

People's maintains twelve banking locations in Southeastern Massachusetts and six loan production offices in Massachusetts and Connecticut. People's trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

                            People's Bancshares, Inc.
                        Supplementary Financial Data 1997

                                                       1st          2nd          3rd         Nine           4th
                                                     Quarter      Quarter      Quarter      Months        Quarter
                                                      1997         1997         1997         1997          1997         1997
                                                    --------     --------     --------     --------      --------     --------
Bank net of premium amortization, security
  gains and non-recurring items                     $   0.34     $   0.37     $   0.33     $   1.04      $   0.44     $   1.48
Premium amortization expense (1)                       (0.02)       (0.03)       (0.04)       (0.09)        (0.09)       (0.18)
                                                    --------     --------     --------     --------      --------     --------
Bank net income                                         0.32         0.34         0.29         0.95          0.35         1.30
Mortgage subsidiary net income                          0.04         0.01         0.07         0.12          0.05         0.17
                                                    --------     --------     --------     --------      --------     --------
Bancshares, net of security gains and
  non-recurring items                                   0.36         0.35         0.36         1.07          0.40         1.47
Security gains and non-recurring items, net             0.00         0.00         0.00         0.00          0.00         0.00
                                                    --------     --------     --------     --------      --------     --------
Reported diluted earnings per share                 $   0.36     $   0.35     $   0.36     $   1.07      $   0.40     $   1.47
                                                    ========     ========     ========     ========      ========     ========

Return on average equity                               16.50%       16.24%       16.39%       16.37%        17.49%       16.65%
Return on average assets                                0.98%        0.91%        0.77%        0.89%         0.71%        0.83%
Average assets (in thousands)                       $538,629     $559,848     $624,630     $574,369      $708,839     $615,037
Bank efficiency ratio (2)                              59.61%       57.88%       60.92%       59.50%        55.98%       58.55%
Company efficiency ratio (2)                           62.99%       65.36%       63.12%       63.82%        62.27%       63.39%
Net interest margin                                     3.45%        3.48%        3.06%        3.32%         2.62%        3.12%
Mortgage company income as a percentage
  of Company                                           11.11%        2.86%       19.44%        11.21%       12.50%       11.56%
Gains on sales of loans (in thousands)              $    913     $    881     $  1,088     $  2,882      $  1,253     $  4,135
Mortgage loan applications (in thousands)           $103,757     $119,964     $118,143     $341,864      $129,353     $471,217
Mortgage backlog at end of quarter (3)
  (in thousands)                                    $ 81,295     $ 93,979     $ 90,984                   $ 95,716


(1) Amortization of premiums from purchases of 1-4 family mortgage-backed securities and mortgage loans. Such premiums are subject to faster amortization in a mortgage "refinancing" market. The mortgage subsidiary has no assets subject to prepayment risk as all gains are "cash" gains and are recorded when investor payments are received.

(2) Equals non-interest expense divided by net interest income. Excludes provisions for loan losses, OREO expenses, non-recurring items, gains and losses on securities and purchased loan transactions, and interest expense on subordinated debentures.

(3) Equals 80% of the Company's loan applications in process plus all loans held for sale. Generally, this backlog will be sold in the following quarter.

                            People's Bancshares, Inc.
                        Supplementary Financial Data 1998

                                                                   1st               2nd              3rd              Nine
                                                                 Quarter           Quarter          Quarter           Months
                                                                  1998              1998             1998              1998
                                                                --------          --------         --------          --------
Bank net of premium amortization, security gains and
  non-recurring items                                           $   0.53          $   0.54         $   0.57          $   1.64
Premium amortization expense (1)                                   (0.19)            (0.20)           (0.09)            (0.48)
                                                                --------          --------         --------          --------
Bank net income                                                     0.34              0.34             0.48              1.16
Mortgage subsidiary net income                                      0.11              0.09             0.15              0.35
                                                                --------          --------         --------          --------
Bancshares, net of security gains and non-recurring items           0.45              0.43             0.63              1.51
Security gains and non-recurring items, net                        (0.08)             0.01             0.03             (0.04)
                                                                --------          --------         --------          --------
Reported diluted earnings per share                             $   0.37          $   0.44         $   0.66          $   1.47
                                                                ========          ========         ========          ========

Return on average equity                                           16.68%            18.49%           26.45%            20.72%
Return on average assets                                            0.66%             0.72%            1.02%             0.81%
Average assets (in thousands)                                   $782,930          $826,916         $868,570          $826,313
Bank efficiency ratio (2)                                          56.44%            55.79%           50.37%            54.01%
Company efficiency ratio (2)                                       58.61%            62.54%           55.36%            58.68%
Net interest margin                                                 2.56%             2.62%            2.83%             2.68%
Mortgage company income as a percentage of Company                 29.73%            20.45%           22.73%            23.81%
Gains on sales of loans (in thousands)                          $  1,316          $  1,446         $  1,797          $  4,559
Mortgage loan applications (in thousands)                       $226,597          $185,105         $217,596          $629,298
Mortgage backlog at end of quarter (3) (in thousands)           $148,331          $140,562         $165,342


(1) Amortization of premiums from purchases of 1-4 family mortgage-backed securities and mortgage loans. Such premiums are subject to faster amortization in a mortgage "refinancing" market. The mortgage subsidiary has no assets subject to prepayment risk as all gains are "cash" gains and are recorded when investor payments are received.

(2) Equals non-interest expense divided by net interest income. Excludes provisions for loan losses, OREO expenses, non-recurring items, gains and losses on securities and purchased loan transactions, and interest expense on subordinated debentures.

(3) Equals 80% of the Company's loan applications in process plus all loans held for sale. Generally, this backlog will be sold in the following quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative information about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management in the Company's Annual Report.

There has been no material change in the quantitative and qualitative disclosures about market risk as of September 30, 1998 from those presented in the Company's Annual Report.

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

  4.3             Articles I and IV of By-laws of the Company (see Exhibit 3.2)

  27              Financial Data Schedule (Filed herewith).

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLE'S BANCSHARES, INC.


             11/10/98                  By: /s/ Richard S. Straczynski
         ---------------------             -------------------------------------
         Date                              Richard S. Straczynski
                                           President and Chief Executive Officer



             11/10/98                  By: /s/ Colin C. Blair
         ---------------------             -------------------------------------
         Date                              Colin C. Blair
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit           Description
-------           -----------

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