Form 10-K
period 1998-12-31
PEOPLES BANCSHARES INC
filed 1999-03-31
CIK 77371

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the fiscal year ended               DECEMBER 31, 1998
                                        -----------------

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


                     YES [X]                           NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock $0.10 par value per share ("Common Stock") on March 11, 1999 on the Nasdaq National Market was $59,584,249. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. As of March 11, 1999, 3,675,218 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for 1998 are incorporated by reference into Part II of this Form 10-K.

     Exhibit Index appears on page 25.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company. People's Bancshares, Inc. (the "Company") is a unitary bank holding company subject to the Bank Holding Company Act ("Act"), the principal business of which consists of the business of People's Savings Bank of Brockton (the "Bank"). The only significant assets of the Company are the capital stock of the Bank and the Company's equity interest in People's Bancshares Capital Trust, a Delaware business trust (the "Trust") formed in 1997. Although the Company is a legal entity separate from the Bank and the Trust, the Company itself is not engaged in any business activities. The Trust issued $13.8 million of trust preferred securities to the public on June 26, 1997 and used the proceeds to purchase subordinated debentures from the Company.

     The Bank. The Bank was chartered as a Massachusetts mutual savings bank on February 6, 1895. On October 30, 1986, the Bank converted to a Massachusetts chartered savings bank in stock form. The Bank is engaged principally in the business of attracting deposits from individuals, businesses and governments, and investing those funds in residential and commercial mortgages, consumer, commercial and construction loans and investments, consisting primarily of mortgage-backed securities and trust preferred securities. The Bank originates loans for investment with the exception of residential mortgage loans. The Bank and its mortgage banking subsidiary originate 1-4 family residential loans primarily for sale in the secondary market, generally with the servicing rights of such loans. The Company sold 97%, 92%, and 93% of its 1-4 family residential loan originations, including table funded loans, in 1998, 1997, and 1996, respectively. Loans sold are originated by the Bank's mortgage banking subsidiary, People's Mortgage Corporation ("PMC"), on which PMC has obtained purchase commitments from investors prior to funding.

     The Bank actively manages the purchase and sale of investments and loans which are serviced by third parties. These purchases are funded by FHLB advances, repurchase agreements, and municipal deposits. Such leveraged assets amounted to $558.5 million, $414.0 million and $147.6 million at December 31, 1998, 1997 and 1996, respectively. The Bank's revenues are derived principally from interest on its loans, interest and dividends on its investment securities, customer fees, and gains on residential mortgage loan sales. The Bank's primary sources of funds are customer deposits, amortization and repayment of loan and investment principal, interest and dividends on loans and investments, maturity or sale of investment securities, collateralized borrowings and proceeds from the sale of loans. The Bank offers a variety of deposit accounts, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposits and various retirement accounts.

     The Bank has eight wholly-owned subsidiaries. PMC, which was organized in March 1995, acts as the mortgage banking subsidiary of the Bank. PSB Security Corporation I, II, and III, organized in February 1996, are "security corporations" for Massachusetts tax purposes, and are subject to a more favorable tax rate on income derived from securities held in them. The remaining subsidiaries of the Bank, are primarily engaged in the management and sale of foreclosed real estate.

MANAGEMENT STRATEGY

     The Company's overall strategy is to use the Bank's traditional strengths as a community bank specializing in real estate lending to fulfill the Bank's commitment to satisfy the financial needs of the communities it serves. The goal of the Bank's senior management team has been and continues to be to maintain a strong return on stockholders' equity. Senior management has focused its efforts on continuing the strategy established by the Board of Directors to grow internally and through selected acquisitions. The principal components of this strategy include:

     *    Improving asset quality

     *    Redirecting lending efforts

     *    Managing interest rate risk

     *    Reducing non-interest expenses

     *    Increasing fee-based revenues

     *    Providing superior customer service in a cost-effective manner

     *    Achieving growth through carefully chosen acquisitions

     Improving Asset Quality. At December 31, 1993, the Bank's non-performing assets amounted to $8.5 million, or 4.43% of total assets and 43.08% of total equity and loan loss allowances. The ratio of the allowance for loan losses, as adjusted to reflect the adoption of SFAS 114, to non-performing loans at December 31, 1993 was 56.0%. The Bank's asset quality reflected a weak regional economy and a depressed local real estate market. The Bank had to this point specialized in multi-family and commercial real estate lending, two areas that were especially adversely affected by such economic conditions. During the next 60 months, the Bank was able to reduce non-performing assets by 81%. At December 31, 1998, the Bank's non-performing assets were $1.6 million, or 0.17% of total assets, and 4.10% of total equity and loan loss allowances. The ratio of the allowance for loan losses to non-accrual loans was 320.8%. The Bank achieved these results through efforts to resolve existing credit problems and to avoid future problems through a restructuring of the lending function.

     Redirecting Lending Efforts. The Bank has chosen to de-emphasize multi-family real estate and consumer lending. The Bank believes that the local market for multi-family lending is improving, yet the Bank still maintains a portfolio of long-term multi-family mortgages. Regarding consumer lending, the Bank believes that it was operating at a competitive disadvantage in comparison to large banks and non-bank lenders for home equity loans as well as indirect and direct automobile financing. The Bank also was adversely affected by governmental actions that diminished the attractiveness of education lending. The Bank has instead chosen to focus its growth on 1-4 family residential, home equity loans, residential construction, commercial, and commercial real estate lending. Although the Bank will continue to evaluate the viability of consumer lending, the Bank believes that prudent commercial and commercial real estate lending will yield the highest long-term return.

Managing Interest Rate Risk. The Bank's Investment Committee, which includes five outside directors, meets quarterly to monitor interest rate risk. Management uses a computer based asset/liability management simulation model. This model measures changes in net interest income by projecting the future composition of the Bank's interest-earning assets and interest-bearing liabilities and assessing the effect of rising, flat, and declining interest rate scenarios within a two year horizon. The simulation model allows the Bank to measure the effects of changing interest rate environments on net interest margins, net income, capital, and liquidity. Management's strategy is to adjust its assets and liabilities to diminish future possible adverse effects of extreme changes in interest rates and to limit interest rate risk by matching interest-earning assets and interest-bearing liabilities. Management will from time to time allow some imbalance in the matching of interest-earning assets and interest-bearing liabilities. Beginning in 1992, the Bank matched the pricing of its deposit liabilities with the pricing of other banks throughout Massachusetts as opposed to its local market competition. The Bank faces substantial competition in its immediate deposit-gathering market from community credit unions, which, because of their lack of state or federal taxation, are able to offer higher deposit rates. By establishing its rates with reference to a wider market, the Bank has been able to maintain competitive deposit rates and meet commercial credit demands. The Bank also has aggressively pursued municipal deposits as an alternative to higher rate borrowings.

     In 1993, the Bank began to match mortgage-backed securities with the funds borrowed to purchase such securities, which consist primarily of FHLB advances and LIBOR-based repurchase agreements. The Bank either matches the expected maturities of these mortgage-backed securities with the borrowed funds or matches mortgage-backed securities secured by adjustable-rate mortgages with short-term funding. The Bank avoids high risk investment instruments such as interest-only or principal-only strips in favor of US agency and high quality private sector mortgage-backed securities. The Bank also began investing in trust preferred securities in 1997 which offer attractive yields. In 1997, the Bank began to purchase residential mortgage loans with servicing retained by the seller. These purchased 1-4 family residential loan packages exhibit many of the characteristics of mortgage-backed securities except that the Bank earns a higher yield for assumption of credit risk. Although this strategy results in lower financial ratios that are computed on the basis of average assets, it increases income and return on equity, at what the Company considers to be a low level of risk.

     PMC seeks to reduce interest rate risk by not retaining or purchasing servicing rights that would result in premiums subject to prepayment risk in a decreasing interest rate environment. PMC also obtains purchase commitments on all residential mortgage loans prior to their funding. This substantially eliminates market depreciation in rising interest rate environments.

     Reducing Non-Interest Expenses. The Bank has worked to reduce its cost structure through a restructuring of its operations and through cost reductions. During the last several years the Bank has used competitive bids for its third-party services and supply contracts, which has contributed to the significant improvement in its efficiency ratio from 69.6% for the year ended December 31, 1993 to 57.7% for the year ended December 31, 1998.

     Increasing Fee-Based Revenues. The Bank continues to review options to increase revenue. Along with the match-funded investment program discussed above, the Bank continues its efforts to increase revenues through mortgage banking activities. The Bank's mortgage-banking subsidiary, People's Mortgage Corporation, sells most of its mortgage loan origination volume into the secondary market and does not retain the servicing rights. The Bank believes that it is not large enough to make loan servicing a profitable venture. In 1994, the Bank originated $17.2 million in new mortgage loans of which $6.4 million were sold in the secondary market. The Bank originated $88.3 million, $229.4 million, $349.7 million, and $688.9 million in new mortgage loans in 1995, 1996, 1997 and 1998, respectively, of which $63.6 million, $194.2 million, $322.2 million, and $668.2 million, respectively, were sold in the secondary market, including table funded loans. People's Mortgage Corporation currently has eight loan origination offices located in Massachusetts, Rhode Island, and Connecticut.

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

     Achieving Growth Through Carefully Chosen Acquisitions. The Bank believes that it can deliver the most value to the community and its stockholders as a mid-sized bank combining the community-oriented and responsive service of a smaller institution with the cost and operational efficiencies of a larger bank. As such, the Bank sees acquisitions as a low cost profit opportunity. Through branch acquisitions, the Bank has had the opportunity to expand into new territories and leverage the Bank's existing management and operational infrastructure.


RECENT DEVELOPMENTS

     In 1998, the Bank restructured its branch operations to eliminate underperforming branches and relocate to more desirable market areas. In 1998 the Bank closed the smallest of its three Taunton branches and opened a commercial loan office in Brockton. Also, the construction of a new Brockton branch was substantially complete in 1998. The new branch opened in early 1999 and a small Brockton branch was closed in early 1999. PMC continued to expand its branch network in 1998, opening a branch in Portsmouth, Rhode Island.

     The Company announced a second stock repurchase plan on September 1, 1998, allowing the repurchase of up to 10% of its currently outstanding common stock over an eighteen month period. No stock has been repurchased under this plan as of March 11, 1999.

     On June 26, 1997, the Company raised total proceeds of $13.8 million in a sale of subordinated debentures to People's Bancshares Capital Trust which funded the purchase in a public offering of 1.38 million trust preferred securities with a liquidation value of $10 each. Using interest payments made by the Company on the debentures, the Trust pays quarterly dividends to preferred security holders. The annual percentage rate of interest payable on the subordinated debentures and distributions payable on the preferred securities is 9.76%. Dividends on the preferred securities will be cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in June 2027 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as June 2002. This subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital. All such subordinated debt may be included in total risk-based capital at December 31, 1998.

     On July 17, 1997, the Company repurchased 355,000 common shares or 10% of its outstanding stock as of June 30, 1997, at an average cost of $17.50 in an open market transaction under a repurchase program announced on July 15, 1997.

     On March 31, 1995, the Bank purchased the assets of Minuteman Funding Corporation, a mortgage broker located in Andover, Massachusetts. On March 31, 1995, the Bank transferred the acquired assets to People's Mortgage Corporation, a newly established wholly owned subsidiary of the Bank. The headquarters of People's Mortgage Corporation and one of its loan production offices are located at the Bank's headquarters in Easton, Massachusetts. In 1995, People's Mortgage Corporation opened offices in Sturbridge, Massachusetts, and in Hamden, Connecticut. In 1996, PMC opened a New Bedford office. In 1997, PMC opened offices in Norwell and Wellesley, Massachusetts and closed its Sturbridge office. In 1998, PMC opened an office in Portsmouth, Rhode Island.

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

     On September 30, 1995, the Bank entered into separate Purchase and Assumption Agreements (each, an "Agreement," and together the "Agreements") with each of Fleet Bank of Massachusetts, National Association ("Fleet") and Shawmut Bank, National Association ("Shawmut," and collectively with Fleet, "Fleet/Shawmut"). The Agreements provided for (i) assumption of deposit liabilities (the "Fleet/Shawmut Deposits") by the Bank relating to one branch of Fleet located in Mattapoisett, Massachusetts and four branches of Shawmut located in New Bedford (two), South Dartmouth and Taunton, Massachusetts (together, the "Fleet/Shawmut Branches") and (ii) the acquisition of the Fleet/Shawmut Loans and Fleet/Shawmut Assets (each as defined below) (the "Branch Acquisitions"). The Fleet/Shawmut Branches were divested in connection with the merger of Shawmut National Corporation into Fleet Financial Group, Inc.

     At the closing of the Branch Acquisitions on March 8, 1996, the Bank assumed the Fleet/Shawmut Deposits and paid Fleet/Shawmut a premium of 5.5% on the average Fleet/Shawmut Deposits for the 30 days prior to the closing of the transaction. The Fleet/Shawmut Deposits totaled $144.7 million.

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

     To enable the Company to satisfy the Capital Financing Condition, the Company offered shares of its Common Stock at $8.875 per share in a rights offering to shareholders of record as of February 8, 1996 and "standby" purchasers. The Company completed the offering on March 8, 1996, raising net proceeds of approximately $7.5 million through the sale of 968,352 shares.

MARKET AREA AND COMPETITION

     The Bank's main office is located in Easton, Massachusetts. The Bank also has eleven other branch offices and one commercial loan office in Massachusetts, three of which are located in the Plymouth County community of Brockton, one of which is located in the Norfolk County community of Stoughton, two of which are located in the Bristol County community of Taunton, two of which are located in the Bristol County community of New Bedford, and one of which is located in each of the Bristol County communities of Mansfield, Mattapoisett and South Dartmouth. In 1996, the Bank relocated its service center to New Bedford, Massachusetts. The Bank's primary market area is the City of Brockton, City of New Bedford, and surrounding towns, including portions of Plymouth, Norfolk, and Bristol counties. In addition, the Bank conducts its residential lending activities principally in southern New England through its mortgage banking subsidiary, People's Mortgage Corporation.

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

     Pursuant to the FDIC's risk-based assessment system, an institution is assigned to one of three capital groups based solely on the level of the institution's capital -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which would be defined in generally the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"). The three capital groups are divided into three subgroups which reflect varying levels of supervisory concern, from those considered to be healthy to those considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications. Beginning with the first semi-annual assessment period of 1996, rates under these classifications will range from 0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns, subject to a statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance.

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

     At December 31, 1998, the Bank was in compliance with all minimum Federal regulatory capital requirements which are generally applicable to FDIC-insured banks. As of such date, the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratio equaled 9.15% and 10.22%, respectively, and Tier 1 leverage capital ratio equaled 5.18%.

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

     Regulation Under Federal Securities Laws. Upon consummation of the Reorganization, in which the Company acquired the stock of the Bank, the reporting obligations of the Bank under the Exchange Act, as administered by the FDIC, were replaced with substantially identical obligations of the Company under the Exchange Act, as administered by the Securities and Exchange Commission ("SEC"). Pursuant to the Exchange Act, the Company files annual, quarterly and periodic reports with the SEC. The Company's officers and directors are also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act as administered by the SEC. In connection with the Reorganization, the Bank deregistered the Bank's common stock under the Exchange Act.

     The foregoing references to laws and regulations which are applicable to the Company and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.


LOAN PORTFOLIO

     The Bank's commercial and consumer lending activities are conducted principally in southeastern Massachusetts and the Bank's residential lending activities are conducted principally in southern New England. In addition, the Bank purchases residential mortgage loans with servicing retained by the seller. The Bank's loan portfolio includes single family and multifamily residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, commercial real estate properties, and for land development. Approximately 90% of the loans granted by the Bank are secured by real estate collateral. The ability and willingness of the single-family residential and consumer borrowers to honor their repayment commitments is generally dependent, among other things, on the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of a commercial real estate, commercial, or construction loan borrower to honor its repayment commitments is generally affected by changing economic conditions in the borrower's particular geographic area, business or industry that could impair the borrower's future operating performance.

     At December 31, 1998, the Bank had net loans and loans held for sale of $487.7 million of which $476.2 million, or 98%, were mortgage loans. The Bank also had $16.4 million of other loans not secured by real estate composed of commercial and consumer loans other than home equity loans. Of the Bank's total loans and loans held for sale, 81% were secured by 1-4 family residential mortgages, 11% by commercial properties, 2% by multi-family properties, and 3% represent residential construction loans. Of the Bank's loans not secured by real estate, 2% of total loans are small business commercial loans not secured primarily by commercial real estate and 1% of total loans are to consumers.

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

                                                                     AT DECEMBER 31,
                                          ---------------------------------------------------------------------
                                            1998           1997           1996           1995           1994
                                          ---------      ---------      ---------      ---------      ---------
                                                                (Dollars in thousands)

Mortgage Loans:
   Residential 1-4 family                 $ 321,612      $ 293,402      $ 160,730      $  67,641      $  56,533
   Residential multi-family                  11,264         11,030         11,217          9,366          9,362
   Commercial real estate                    54,104         44,714         44,149         30,019         25,510
   Construction                              20,118         11,162          7,359          8,459          4,383
   Equity lines of credit                    10,197         10,152         10,297          7,274          7,718
                                          ---------      ---------      ---------      ---------      ---------
     Total principal balances               417,295        370,460        233,752        122,759        103,506
   Deferred loan origination (fees)
      costs,  net                               (56)          (113)           (49)            57            (32)
   Less undisbursed amount
     of loans in process                     (4,975)        (2,239)        (1,450)        (3,623)          (948)
                                          ---------      ---------      ---------      ---------      ---------
       Total mortgage loans                 412,264        368,108        232,253        119,193        102,526
                                          ---------      ---------      ---------      ---------      ---------

Other Loans:
   Retail installment sales contracts           375            915          1,830          2,620          3,203
   Consumer                                   4,806          5,007          6,161          2,423          2,783
   Commercial lines of credit                 5,030          6,089          5,622          3,462          2,602
   Commercial loans                           6,098          6,433          4,838          5,597          2,774
   Education                                     71            146            207            296            409
                                          ---------      ---------      ---------      ---------      ---------
     Total other loans                       16,380         18,590         18,658         14,398         11,771
                                          ---------      ---------      ---------      ---------      ---------
       Total loans                          428,644        386,698        250,911        133,591        114,297

Allowance for loan losses                    (4,866)        (4,291)        (4,716)        (3,813)        (3,194)
                                          ---------      ---------      ---------      ---------      ---------
     Loans, net                           $ 423,778      $ 382,407      $ 246,195      $ 129,778      $ 111,103
                                          =========      =========      =========      =========      =========


     At December 31, 1998, the Bank had eighteen credit relationships exceeding $1 million in size that aggregated $35.7 million or 8.3% of total loans. All of these relationships are composed of performing loans. All non-performing credit relationships are under $500,000.

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

     Before 1995, the Bank originated loans through its retail branch system. In 1995, the Bank formed a wholly owned subsidiary, People's Mortgage Corporation ("PMC"). Through PMC, the Bank seeks to expand its residential loan origination market share and profitably increase revenues from loan sales. PMC approves new loans only after obtaining purchase commitments from investors. Currently, PMC secures such commitments on a loan-by-loan basis. PMC uses commissioned loan originators to obtain 1-4 family residential mortgages based upon investors' underwriting standards, which may differ from those of the Bank. The Bank's strategy is to sell new loans originated by PMC in the secondary market, including the related servicing rights. However, as part of its asset/ liability management strategy, or to accommodate borrowers who desire a local servicer, the Bank may buy 1-4 family residential mortgages from PMC. The Bank's policy is to purchase ARMs that meet FNMA or FHLMC underwriting guidelines, except that loans may exceed the maximum loan limits of FNMA or FHLMC. In 1996, the Bank began to purchase residential mortgage loans with servicing retained by the seller. During 1996, 1997 and 1998, the Bank purchased $13.2 million, $146.6 million, and $174.7 million, respectively, of these loan packages, which include loans originated throughout the United States. These purchased 1-4 family residential loan packages exhibit many of the characteristics of mortgage-backed securities except that the Bank earns a higher yield for assumption of credit risk.

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

     At December 31, 1998, 81% of the Bank's total loans and loans held for sale were secured by 1-4 family residential mortgages, of which 54% were ARMs. Generally, ARMs pose credit risks that differ from the risks inherent in fixed-rate loans because the borrower's payments rise as interest rates rise, thereby increasing the potential for default. However, long-term fixed-rate mortgages expose the Bank to higher interest-rate risk.

     Commercial Real Estate Lending. Of the Bank's loans at December 31, 1998, 11% were secured by commercial properties that typically have terms of 3 years or less and that are ARMs. Of loans secured by properties other than 1-4 family residences, 77% are ARMs. These loans are made to owners who use properties for business purposes (owner-user properties) or rent the properties to other businesses (commercial investment properties). While the Bank suffered significant losses on these properties in the past, most of these losses occurred on loans originated before the installation of the Bank's current senior management team. The Bank believes that such loans, underwritten and monitored prudently, should be a focus of its loan growth, along with commercial lending to small businesses.

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

     Commercial Lending. Of the Bank's loans at December 31, 1998, 2% are small business commercial loans not secured primarily through commercial real estate. Such loans are underwritten using the same standards as for commercial owner-user real estate properties. The Bank considers such loans to be a focus for future loan growth.

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

     Residential Construction Lending. Of the Bank's loans at December 31, 1998, 3% represent residential construction lending. Such lending is to local real estate developers who have a proven track record in successfully responding to residential home building cycles or to individuals who are contracting to build homes for their use. The Bank considers such loans to be a focus for future loan growth.

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

     Consumer Lending. Of the Bank's total loans at December 31, 1998, 1% are consumer loans. At December 31, 1990, 13% of the Bank's total loans were consumer loans. The decrease can be attributed to the increasing competition of non-bank lenders for automobile and personal loans as well as the effect of government actions on education loan originations. The Bank does not consider this area to be a focus of future loan growth, but offers such loans as an accommodation to deposit customers.

     Multi-Family Residential Lending. Of the Bank's loans at December 31, 1998, 2% were secured by multi-family properties. The Bank historically suffered a high level of loss in this area as well as in non-owner occupied 1-4 family residential loans. As such, the Bank rarely makes such loans, except to facilitate sales of foreclosed properties or to replace existing borrowers with borrowers who are more financially secure.

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

     Approval Process. The Bank uses a committee process to approve its loans. Loans over $250,000 and up to and including $500,000 must be authorized by the Credit Committee, including four members of the Bank's senior management team. Loans over $500,000 are submitted to the Executive Committee of the Board of Directors. If any proposed loan has an exception, the Bank requires approval of the Board of Directors or Executive Committee. The Executive Committee meets bi-weekly to approve loans and review reports pertaining to the portfolio's performance.

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

     The allowance for loan losses has been established to absorb estimated losses in the loan portfolio. The provision to and the level of the allowance are evaluated on a periodic basis by management and the Board of Directors. The following presents the allocation of the allowance for loan losses:


                                                           AT DECEMBER 31,
                     ---------------------------------------------------------------------------------------------------------------
                             1998                  1997                  1996                    1995                  1994
                     --------------------- ---------------------  --------------------- ---------------------- ---------------------
                               Percent of            Percent of            Percent of              Percent of            Percent of
                                Loans in              Loans in              Loans in                Loans in              Loans in
                                  each                  each                  each                    each                   each
                      Amount   Category to  Amount   Category to   Amount   Category to  Amount    Category to Amount    Category to
                        of       Total        of        Total        of       Total        of        Total       of         Total
                     Allowance   Loans     Allowance    Loans     Allowance   Loans     Allowance    Loans     Allowance    Loans
                     --------- ----------- --------- -----------  --------- ----------- ---------  ----------- --------- -----------
                                                                  (Dollars in thousands)
Residential 1-4
  family and loans
  held for sale       $  950      78.26%    $  932       77.30%    $  464      67.37%    $  270       52.53%    $  159      49.45%
Residential
  multi-family           697       2.29        763        2.68        733       4.06        808        6.75        805       8.19
Commercial
  real estate          1,238      10.98      1,222       10.86      1,405      15.96      1,514       21.63      1,249      22.31
Construction             151       3.07         89        2.17         59       2.14         48        3.48         35       3.00
Equity lines
  of credit              102       2.07        102        2.47        103       3.72         79        5.24         84       6.75
Other loans              564       3.33        507        4.52        474       6.75        235       10.37        234      10.30
Unallocated            1,164        N/A        676         N/A      1,478        N/A        859         N/A        628        N/A
                      ------     ------     ------      ------     ------     ------     ------      ------     ------     ------
Total                 $4,866     100.00%    $4,291      100.00%    $4,716     100.00%    $3,813      100.00%    $3,194     100.00%
                      ======     ======     ======      ======     ======     ======     ======      ======     ======     ======



     In addition, the allowance incorporates the results of measuring impaired loans as provided in:

     * Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and

     * SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures."

These accounting standards prescribe the measurement methods, income recognition and disclosures concerning impaired loans.

     The general allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of those loans. Changes in risk grades of both performing and non-performing loans affect the amount of the general allowance. Loss factors are based on our historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date.

     Loss factors for graded, ungraded and pooled loans are based on long-term industry benchmarks for losses adjusted for the particular attributes of the Company's portfolio. Such factors are derived based upon the collective wisdom and experience of management, examiners and auditors. Management annually reviews loss factors to determine if there has been significant changes in the risks inherent in a particular sector of the loan portfolio to justify changing loss factors. Management believes that a problem loan is a problem loan irrespective of the current economic environment and that adjustment of loss factors to reflect temporary conditions would be imprudent.

     Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.

     The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the general and specific allowances. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

     * then existing general economic and business conditions affecting our key lending areas.

     * credit quality trends, including trends in nonperforming loans expected to result from existing conditions.

     *    collateral values

     *    loan volumes and concentrations

     *    seasoning of the loan portfolio

     *    specific industry conditions within portfolio segments

     *    recent loss experience in particular segments of the portfolio

     *    duration of the current business cycle.

     *    bank regulatory examination results and

     *    findings of our internal credit examiners.

Executive management reviews these conditions periodically in discussion with our senior credit officers. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

     The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually incurred for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration model is used to establish yearly budgeted loan loss provisions. Similarly, by basing the expected losses on loss experience over the last five years, the methodology is designed to take our recent loss experience into account. Furthermore, our methodology permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management's judgement, significant factors that affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio periodically, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

     Entering 1998, our loan loss provisioning based upon our forecast level of non-performing loans indicated that $600,000 would be an appropriate level to replace expected charge-offs. This would have indicated an expected charge-off rate of approximately 20% versus a five year average charge-off rate of 22% of average non-performing assets. Expected decreases in non-performing assets were forecast to drop 4% against an economic background of an expected slow down in U.S. and local market growth rates.

     During 1998, it became clearer that the budgeted forecasts understated the improvement in levels of non-performing assets and overstated the levels of actual losses incurred. However, there also occurred a significant decrease in business sentiment as to the future prospects of the economy with wide spread forecasts of possible impending recessionary conditions. It was against this background that management decided to maintain the same level of loan loss provisioning in the second half of 1998 as in the first half of the year.

     The following table presents a summary of the Bank's loan loss experience:


                                                                YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                           1998          1997          1996          1995          1994
                                         -------       -------       -------       -------       -------
                                                                (Dollars in thousands)

Balance at beginning of year             $ 4,291       $ 4,716       $ 3,813       $ 3,194       $ 3,654
   Provisions for loan losses                600           100            75           525           807
   Charge-offs:
     Residential 1-4 family                 (309)         (433)         (463)         (438)         (202)
     Residential multi-family               (188)         (161)         (470)         (433)         (777)
     Commercial real estate                  (23)          (45)          (89)         (235)         (519)
     Equity lines of credit                  (17)           --           (20)          (30)           (7)
     Other                                   (38)          (88)          (89)          (60)         (105)
                                         -------       -------       -------       -------       -------
       Total                                (575)         (727)       (1,131)       (1,196)       (1,610)
   Recoveries                                550           202           307           143           343
                                         -------       -------       -------       -------       -------
     Net loans charged off                   (25)         (525)         (824)       (1,053)       (1,267)
   Allowance acquired in acquisition          --            --         1,652         1,147            --
                                         -------       -------       -------       -------       -------
Balance at end of year                   $ 4,866       $ 4,291       $ 4,716       $ 3,813       $ 3,194
                                         =======       =======       =======       =======       =======
Ratio of net charge-offs to
   average loans outstanding
   during the year                          0.01%         0.17%         0.34%         0.83%         1.15%


     Non-performing loans amounted to $1.5 million $3.9 million, $3.9 million, $4.8 million, and $2.3 million, at December 31, 1998, 1997, 1996, 1995, and
1994, respectively. If prior periods had been restated for the adoption of SFAS 114, non-performing loans would have amounted to $4.7 million at December 31, 1994.

     Included in non-performing loans were $859,000, $1.7 million, $2.3 million, $1.3 million, and $1.2 million of loans that were troubled debt restructurings at December 31, 1998, 1997, 1996, 1995, and 1994, respectively. In addition, the Bank had troubled debt restructurings totaling $849,000, $339,000, $355,000, $631,000, and $1.0 million at December 31, 1998, 1997, 1996, 1995, and 1994, respectively, that were accounted for on the accrual basis as they performed under the restructured terms for a reasonable period, and the current interest rate approximates a market interest rate. Interest income recognized on a cash-basis for non-accrual loans amounted to $103,000, $171,000, $261,000, $182,000, and $334,000 for the years ended December 31, 1998, 1997, 1996, 1995,
1994, respectively.

     The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 1998 is presented in the following table.


                                                                  AT DECEMBER 31, 1998
                                                  ----------------------------------------------------
                                                   Within          1-5          After
                                                   1 Year         Years         5 Years         Total
                                                  -------        ------         -------        -------
                                                                     (Dollars in thousands)
Loan Maturity:
Mortgage loans:
   Construction                                   $15,143        $    -         $    -         $15,143

Other loans:
   Commercial lines of credit                       3,193            72          1,765           5,030
   Commercial                                       1,272         3,415          1,411           6,098
                                                  -------        ------         ------         -------
                                                  $19,608        $3,487         $3,176         $26,271
                                                  =======        ======         ======         =======


Rate Sensitivity:
   Floating interest rates                                       $2,472         $3,157         $ 5,629
   Fixed interest rates                                           1,015             19           1,034
                                                                 ------         ------         -------
   Total loans                                                   $3,487         $3,176         $ 6,663
                                                                 ======         ======         =======


INVESTMENT SECURITIES

     Investment securities, including interest-bearing deposits and restricted equity securities, consisting primarily of mortgage-backed securities and trust preferred securities, increased $93.5 million during 1998 as the Bank deployed funds from deposits and borrowings to leverage its capital position. This continued the execution of the Bank's strategy begun in 1993 to maximize the Bank's return on equity by deploying unused funds into investments having minimal credit risk. Under this strategy, securities purchases are structured to realize rate spreads between the securities and funding liabilities while matching the expected maturities of the securities to the funding provided by repurchase agreements and Federal Home Loan Bank ("FHLB") advances.

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

     At December 31, 1998, the carrying value of the Bank's investment securities, including interest-bearing deposits and restricted equity securities, amounted to $398.2 million, representing 42.2% of the Bank's total assets. At December 31, 1997, and 1996, the Bank's investment securities, including interest-bearing deposits and restricted equity securities, accounted for 39.9% and 38.8%, respectively, of the Bank's total assets.

     The following table sets forth the amortized cost and estimated fair value for the Company's held to maturity investment securities portfolio:


                                                                      AT DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                     1998                                        1997
                                        -------------------------------            --------------------------------
                                        Amortized               Fair               Amortized               Fair
                                          Cost                  Value                Cost                  Value
                                        ---------             ---------            ----------            ----------
                                                                     (Dollars in thousands)
U.S. Government and federal
   agency obligations                   $  73,844             $  74,165            $   44,253            $   44,439
Mortgage-backed securities                 14,408                14,453                     -                     -
Trust preferred securities                 93,807                93,007                     -                     -
Corporate debt securities                   4,500                 4,500                     -                     -
                                        ---------             ---------            ----------            ----------
   Total held to maturity               $ 186,559             $ 186,125            $   44,253            $   44,439
                                        =========             =========            ==========            ==========

     The following table sets forth the amortized cost and estimated fair value for the Company's available for sale investment portfolio:


                                                                      AT DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                  1998                      1997                       1996
                                        ----------------------    ----------------------    -----------------------
                                        Amortized      Fair       Amortized      Fair       Amortized      Fair
                                           Cost        Value        Cost         Value        Cost         Value
                                        ---------    ---------    ---------    ---------    ---------     ---------
                                                                     (Dollars in thousands)
U. S. Government and federal
   agency obligations                   $       -    $       -    $  27,919    $  27,944    $   2,500     $   2,415
Mortgage-backed securities                155,880      153,908      202,047      202,352      181,998       180,800
Trust preferred securities                 35,620       35,831       14,148       14,352            -             -
Corporate debt securities                       -            -        1,000          988        1,000           980
                                        ---------    ---------    ---------    ---------    ---------     ---------
   Total available for sale             $ 191,500    $ 189,739    $ 245,114    $ 245,636    $ 185,498     $ 184,195
                                        =========    =========    =========    =========    =========     =========


     The following tables set forth as of the dates indicated, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for the scheduled maturity of each security:

                                                                    AT DECEMBER 31, 1998
                                                              -----------------------------
                                                                                           Weighted
                                                              Amortized     Fair           Average
                                                                Cost        Value           Rate
                                                              --------     --------         ----
                                                                     (Dollars in thousands)
INVESTMENTS AVAILABLE FOR SALE
Mortgage-backed securities:
   After 10 years                                             $155,880     $153,908         6.80%
                                                              --------     --------
     Total mortgage-backed securities                          155,880      153,908         6.80%
                                                              --------     --------

Trust preferred securities:
   After 10 years                                               35,620       35,831         7.96%
                                                              --------     --------
     Total trust preferred securities                           35,620       35,831         7.96%
                                                              --------     --------
       Total investments available for sale                   $191,500     $189,739         7.02%
                                                              ========     ========


INVESTMENTS HELD TO MATURITY
U.S. Government and federal agency obligations:
   After 5 years but within 10 years                             1,300        1,300         6.44%
   After 10 years                                             $ 72,544     $ 72,865         7.63%
                                                              --------     --------


       Total U.S. Government & federal agency obligations       73,844       74,165         7.63%
                                                              --------     --------
Mortgage-backed securities:
   After 10 years                                               14,408       14,453         6.93%
                                                              --------     --------
       Total mortgage-backed securities                         14,408       14,453         6.93%
                                                              --------     --------
Trust preferred securities:
   After 5 years but within 10 years                               839          836         8.20%
   After 10 years                                               92,968       92,171         9.15%
                                                              --------     --------
       Total trust preferred securities                         93,807       93,007         9.14%
                                                              --------     --------
Corporate investments:
   After 5 years but within 10 years                             4,500        4,500        12.50%
                                                              --------     --------
       Total corporate investments                               4,500        4,500        12.50%
                                                              --------     --------
       Total investments held to maturity                     $186,559     $186,125         8.45%
                                                              ========     ========


                                                                    AT DECEMBER 31, 1997
                                                              -----------------------------
                                                                                           Weighted
                                                              Amortized     Fair           Average
                                                                Cost        Value           Rate
                                                              --------     --------         ----
                                                                     (Dollars in thousands)
INVESTMENTS AVAILABLE FOR SALE
Mortgage-backed securities:
   Less than 1 year                                           $  2,993     $  3,003         6.83%
   After 1 year but within 5 years                                  75           72        10.00%
   After 5 years but within 10 years                             2,676        2,639         8.00%
   After 10 years                                              196,303      196,638         7.17%
                                                              --------     --------
     Total mortgage-backed securities                          202,047      202,352         7.18%
                                                              --------     --------
U.S. Government and federal agency obligations:
   After 5 but within 10 years                                  13,537       13,543         7.33%
   After 10 years                                               14,382       14,401         7.39%
                                                              --------     --------
     Total U.S. government and federal
       agency obligations                                       27,919       27,944         7.36%
                                                              --------     --------

Trust preferred securities:
   After 10 years                                               14,148       14,352         9.55%
                                                              --------     --------
Total trust preferred securities                                14,148       14,352         9.55%
                                                              --------     --------

Corporate investments:
   After 1 but within 5 years                                    1,000          988         5.79%
                                                              --------     --------
     Total corporate investments                                 1,000          988         5.79%
                                                              --------     --------
       Total investments available for sale                   $245,114     $245,636         7.33%
                                                              ========     ========


INVESTMENTS HELD TO MATURITY
U.S. Government and federal agency obligations:
   After 10 years                                             $ 44,253     $ 44,439         8.57%
                                                              ========     ========


                                                                    AT DECEMBER 31, 1996
                                                              -----------------------------
                                                                                           Weighted
                                                              Amortized     Fair           Average
                                                                Cost        Value           Rate
                                                              --------     --------         ----
                                                                     (Dollars in thousands)
INVESTMENTS AVAILABLE FOR SALE
Mortgage-backed securities:
   After 5 years but within 10 years                          $ 18,395     $ 17,724         6.44%
   After 10 years                                              163,603      163,076         6.98%
                                                              --------     --------
     Total mortgage-backed securities                          181,998      180,800         6.92%
                                                              --------     --------
U.S. Government and federal agency obligations:
   After 1 but within 5 years                                    2,500        2,415         4.61%
                                                              --------     --------

Corporate investments:
   After 1 but within 5 years                                    1,000          980         6.24%
                                                              --------     --------
     Total investments available for sale                     $185,498     $184,195         6.89%
                                                              ========     ========



     The following table sets forth securities from any single issuer, excluding the U.S. Government or its agencies, for which amortized cost exceeds 10% of stockholders' equity:


                                                                                       AT DECEMBER 31, 1998
                                                                                 ----------------------------------
                                                                                             Percent of
                                                                                 Amortized  Stockholders'   Fair
                                                                                   Cost       Equity        Value
                                                                                   ----       ------        -----
                                                                                  (Dollars in thousands)
MORTGAGE-BACKED SECURITIES:
Fund America                                                                      $17,095      49.31%       $17,073
ABN-AMRO Mortgage Acceptance Corporation, Series 1998-5, Class A8                   5,459      15.75          5,465
Residential Funding Mortgage Securities I, Series 1998-S6, Class A4                 7,773      22.42          7,797
Residential Funding Mortgage Securities I, Series 1998-S19, Class A5                4,997      14.41          5,006
ABN-AMRO Mortgage Acceptance Corporation, Series 1998-4, Class A1                   3,845      11.09          3,845
Structured Asset Management Investments, Inc.                                       4,353      12.56          4,353
TRUST PREFERRED SECURITIES:
BankBoston Capital Trust                                                          $ 3,871      11.17%       $ 3,740
Wilmington Savings Fund Society Capital Trust                                       4,500      12.98          4,500
Banker's Trust Institution Capital Trust                                            4,277      12.34          4,515
Webster Capital Trust                                                               4,969      14.33          4,838
Northfolk Capital Trust                                                             3,787      10.92          3,956
Green Point Capital Trust                                                           4,642      13.39          4,770
Dime Capital Trust                                                                  4,852      14.00          4,838
First Bank of Oak Park Capital Trust                                                4,919      14.19          4,916
Commerce Bank Capital Trust                                                         4,495      12.97          4,365
First Keystone Capital Trust                                                        4,357      12.57          4,360
Coal City Capital Trust                                                             4,510      13.01          4,365
United Commercial Bank Holdings Capital Trust                                       4,559      13.15          4,590
City Holdings Capital Trust                                                         4,650      13.41          4,568
First Western Capital Trust                                                         5,022      14.49          5,063
Complete Business Solutions, Inc. Community Capital Trust                           5,013      14.46          4,939
Sovereign Bancorp Capital Trust                                                     4,928      14.22          4,995
BancFirst Corporation Capital Trust                                                 4,177      12.05          4,116
Amerus Capital Trust                                                                4,228      12.20          4,088
Citicorp Mortgage Securities, Inc.                                                  5,038       6.75          5,050
Hawthorne Financial Corporation                                                     4,500      12.50          4,500

Union Planters Capital Trust                                                        4,751      13.70          4,815
Riggs Capital Trust                                                                 4,846      13.98          4,613


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

     The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------
                                                 1998                      1997                       1996
                                        ----------------------    ----------------------     ----------------------
                                                        Average                   Average                   Average
                                         Average         Rate      Average         Rate      Average         Rate
                                         Balance         Paid      Balance         Paid      Balance         Paid
                                       ----------        ----     ---------        ----     ---------        ----
                                                                     (Dollars in thousands)

Non-interest bearing demand deposits   $   33,853         N/A     $  34,818         N/A     $  33,542         N/A
NOW                                        42,436        0.95%       40,007        1.23%       36,828        1.41%
Savings                                    93,092        2.60        92,336        2.57        89,003        2.70
Money market                               34,295        4.12        26,849        3.37        14,880        2.94
Time                                      198,749        5.53       144,033        5.57       125,422        5.64
                                       ----------                 ---------                 ---------
   Total                               $  402,425        3.79%    $ 338,043        3.49%    $ 299,675        3.48%
                                       ==========                 =========                 =========



     As of December 31, 1998, term certificates of deposit in amounts of $100,000 or more had the following maturities:


                                      (Dollars in thousands)
Under 3 months                               $102,072
3 to 6 months                                  20,795
6 to 12 months                                  5,676
Over 12 months                                  6,299
                                           ----------
   Total                                     $134,842


BORROWINGS

     The following table summarizes the outstanding balances of borrowings for the years indicated:

                                                                          At or For the Years Ended December 31,
                                                                       --------------------------------------------
                                                                         1998             1997               1996
                                                                       ---------        ---------          --------
                                                                                 (Dollars in thousands)

FHLB advances:
   Balance at end of year                                              $ 320,000        $ 260,500          $ 89,250
   Average balance                                                       295,058          161,399           114,380
   Maximum month-end balance                                             355,250          260,500           134,277
   Weighted average rate during the period                                  5.59%            5.78%             5.63%
   Year-end average rate                                                    5.45%            5.75%             5.64%

Securities sold under agreements to repurchase:
   Balance at end of year                                              $  96,900        $  96,050          $ 34,670
   Average balance                                                       104,395           73,734            32,103
   Maximum month-end balance                                             123,400           96,050            44,740
   Weighted average rate during the period                                  5.87%            5.92%             5.36%
   Year-end average rate                                                    5.77%            5.90%             5.28%

EMPLOYEES

     At December 31, 1998, the Company had 262 full-time equivalent employees. Employee benefits include a pension plan, 401(k) Plan, and life, health, travel, accident and long-term disability insurance, tuition assistance and an Employee Stock Ownership Plan, which are offered by the Company to all employees who meet the minimum hours worked requirements. None of the employees of the Company is represented by a collective bargaining group, and management considers its relationship with its employees to be good.

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

     The following table sets forth certain information relating to real estate owned or leased by the Company as of December 31, 1998. The Company believes that the fair market value exceeds the net book value of its owned real estate.

                                                                 Net Book Value at              Owned/
Location                                                         December 31, 1998              Leased
--------                                                         -----------------              ------
                                                              (Dollars in thousands)
People's Savings Bank of Brockton

   Service Center and Branch:

   545 Pleasant Street, New Bedford                                    $5,550                     Owned

   Commercial Loan Office:
     1115 West Chestnut Street, Brockton (3)                                -                    Leased

   Main Office:


     580 Washington Street, Easton                                     $  390                     Owned


   Other Branches:

     757 Centre Street, Brockton                                       $  270                     Owned
     500 Washington Street, Stoughton                                     309                     Owned
     116 Torrey Street, Brockton (1)                                      146                    Leased
     200 Westgate Drive, Brockton (2)                                      41                    Leased
     33 Weir Street, Taunton                                              538                     Owned
     84 Copeland Drive, Mansfield (4)                                     263                    Leased
     2206 Acushnet Ave, New Bedford                                       434                     Owned
     28 County Road, Mattapoisett                                         472                     Owned
     280 Winthrop Street, Taunton (5)                                     254                    Leased
     686 Dartmouth Street, South Dartmouth                                846                     Owned
People's Mortgage Corporation:

     580 Washington Street, South Easton, MA (6)                       $   33                    Leased
     206 Andover Street, Andover, MA (7)                                    -                    Leased
     57 River Street, Wellesley, MA (8)                                     3                    Leased
     2337 Whitney Avenue, Hamden, CT (9)                                   28                    Leased
     545 Pleasant Street, New Bedford (6)                                   -                    Leased
     45 Pond Street, Norwell, MA (10)                                       8                    Leased
     24 Bosworth Street, Unit 1, Barrington, RI (11)                        4                    Leased
     3001 East Main Road, Portsmouth, RI (12)                               7                    Leased

     (1) Lease expires January 1, 2001 with an option to renew for one three year period.

     (2)  Tenant-at-will.

     (3)  Lease expires October 31, 2000.

     (4)  Lease expires December 31, 2003.

     (5)  Lease expires October 31, 1999.

     (6) People's Mortgage Corporation leases space from the Company as a tenant-at-will.

     (7)  Lease expires February 28, 2003.

     (8)  Lease expires October 30, 2000.

     (9)  Lease expires November 30, 2001.

     (10) Lease expires February 28, 2001.

     (11) Lease expires June 30, 2000.

     (12) Lease expires July 31, 2001.

     The Bank owns other properties, consisting primarily of foreclosed real estate, through its subsidiaries G.B.L., Inc. PECO, Inc. and Longworth, Inc.


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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since the Company acquired the stock of the Bank on February 8, 1996, the Common Stock of the Company has been traded in the over-the-counter market on the Nasdaq National Market under the symbol "PBKB." Prior to that time, the common stock of the Bank was traded on the Nasdaq National Market. The following table sets forth the high and low sales prices of the common stock of the Company as reported on the Nasdaq National Market during the periods indicated.


                                                                                   SALES PRICE
                                                                                   -----------
                                                                                 HIGH         LOW
                                                                                 ----         ---
                1997
                ----
         First Quarter.................................................        $13.125      $10.375
         Second Quarter................................................         15.50        11.50
         Third Quarter.................................................         20.75        15.00
         Fourth Quarter................................................         25.25        17.00

                1998
                ----
         First Quarter.................................................        $26.00       $19.625
         Second Quarter................................................         27.75        23.00
         Third Quarter.................................................         24.25        15.00
         Fourth Quarter................................................         21.25        15.875


     On March 11, 1999, the closing sale price of a share of Common Stock of the Company on the Nasdaq National Market was $20.125.

     At February 26, 1999, there were approximately 626 holders of record of the Common Stock. The number of holders of record does not reflect the number of persons or entities who or which hold their stock in nominee or "street" name through various brokerage firms or other entities.

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

     The most recent quarterly dividend was declared by the Bank on February 8, 1999, totaled $0.19 per share and was paid on March 16, 1999. The Company declared and paid quarterly dividends of $0.12, $0.13, $0.14, and $0.19 per share in the first, second, third, and fourth quarters, respectively, of 1998. The Company declared and paid quarterly dividends of $0.09, $0.11, $0.11, and $0.11 per share in the first, second, third, and fourth quarters, respectively, of 1997. The Company declared and paid quarterly dividends of $0.05, $0.07, $0.07, and $0.08 per share in the first, second, third and fourth quarters, respectively, of 1996. The dividend payout ratio was 25.2%, 28.2%, 24.3% and 4.2% in 1998, 1997, 1996 and 1995, respectively. There were no dividends paid out in the years ended December 31, 1994.


ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears on page 4 of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 to 12 inclusive of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item appears on pages 9 and 10 of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Information required by this item appears on pages 13 to 28 inclusive of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will appear under the headings "Directors of the Company," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1999 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Index of Financial Statements. The following financial statements appear in response to Item 8 of this Report:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     (a)(2) Index of Financial Statements Schedules. All financial statement schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated to Financial Statements.

     (b) Exhibits.

    *EXHIBIT                               DESCRIPTION
    --------                               -----------

        2.1 Plan of Reorganization and Acquisition by and between the Company and the Bank dated as of March 31, 1995 (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-99772), (the "S-1") and incorporated herein by reference)

        3.1   Restated Articles of Organization of the Company (filed as Exhibit
              3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

        3.2   By-laws of the Company, as amended and restated (filed on exhibit
              3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

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

        4.3   Articles I and IV of By-laws of the Company (see Exhibit 3.2)

       10.1 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Colin C. Blair, dated as of February 7, 1996+ (filed as Exhibit 10.5 to the S-1 and incorporated herein by reference)

       10.2 Amended and Restated Special Termination Agreement by and between the Bank and Donna L. Boulanger, dated as of February 7, 1996 (filed as Exhibit 10.6 to the S-1 and incorporated herein by reference)

       10.4 Amended and Restated Special Termination Agreement by and between the Bank and Lorraine P. Healy, dated as of February 7, 1996 (filed as Exhibit 10.8 to the S-1 and incorporated herein by reference)

       10.6 Amended and Restated Special Termination Agreement by and between the Bank and Maureen A. Gregory, dated as of February 7, 1996 (filed as Exhibit 10.10 to the S-1 and incorporated herein by reference)

       10.7 Employment Agreement by and between People's Mortgage Corporation and John J. Kiernan, Jr. dated as of October 6, 1995 (filed as
              Exhibit 10.11 to the S-1 and incorporated herein by reference)

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

       10.18 Form of Incentive Stock Option Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

      *10.19 Special Termination Agreement by and among the Company, the Bank and Richard S. Straczynski, dated as of April 7, 1997+. (filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by refernce).

       *13    People's Bancshares, Inc. 1998 Annual Report to Stockholders

       *21    Schedule of subsidiaries of the Company

       *23 Consent of Wolf & Company, P.C., as independent certified public accountants

       *27    Financial Data Schedule

----------

*    Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.

(c) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

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

         SIGNATURE                   TITLE                        DATE
         ---------                   -----                        ----

/s/ RICHARD S. STRACZYNSKI           President & CEO              March 30, 1999
--------------------------
Richard S. Straczynski               Director

/s/ COLIN C. BLAIR                   Chief Financial Officer      March 30, 1999
--------------------------
Colin C. Blair


/s/ FREDERICK W. ADAMI, III          Director                     March 30, 1999
---------------------------
Frederick W. Adami, III


/s/ B. BENJAMIN CAVALLO              Director                     March 30, 1999
--------------------------
B. Benjamin Cavallo


/s/ JOHN R. EATON                    Director                     March 30, 1999
--------------------------
John R. Eaton


/s/ TERRENCE GOMES                   Director                     March 30, 1999
--------------------------
Terrence Gomes


/s/ DR. LORING C. JOHNSON            Director                     March 30, 1999
--------------------------
Dr. Loring C. Johnson


/s/ RICHARD D. MATTHEWS              Director                     March 30, 1999
--------------------------
Richard D. Matthews


/s/ SCOTT W. RAMSAY                  Director                     March 30, 1999
--------------------------
Scott W. Ramsay


/s/ DAVIS H. SCUDDER                 Director                     March 30, 1999
--------------------------
Davis H. Scudder


/s/ STANLEY D. SISKIND               Director                     March 30, 1999
--------------------------
Stanley D. Siskind

                                  EXHIBIT INDEX

       *EXHIBIT                    DESCRIPTION
       --------                    -----------

          2.1 Plan of Reorganization and Acquisition by and between the Company and the Bank dated as of March 31, 1995 (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 33-99772), (the "S-1") and incorporated herein by reference)

          3.1     Restated Articles of Organization of the Company (filed as
                  Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

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

          4.3     Articles I and IV of By-laws of the Company (see Exhibit 3.2)

         10.1 Amended and Restated Special Termination Agreement by and among the Company, the Bank and Colin C. Blair, dated as of February 7, 1996+ (filed as Exhibit 10.5 to the S-1 and incorporated herein by reference)

         10.2 Amended and Restated Special Termination Agreement by and between the Bank and Donna L. Boulanger, dated as of February 7, 1996 (filed as Exhibit 10.6 to the S-1 and incorporated herein by reference)

         10.3 Amended and Restated Special Termination Agreement by and between the Bank and Charles R. Leyton, dated as of February 7, 1996 (filed as Exhibit 10.7 to the S-1 and incorporated herein by reference)

         10.4 Amended and Restated Special Termination Agreement by and between the Bank and Lorraine P. Healy, dated as of February 7, 1996 (filed as Exhibit 10.8 to the S-1 and incorporated herein by reference)

         10.5 Amended and Restated Special Termination Agreement by and between the Bank and Robert Cully, dated as of February 7, 1996 (filed as Exhibit 10.9 to the S-1 and incorporated herein by reference)

         10.6 Amended and Restated Special Termination Agreement by and between the Bank and Maureen A. Gregory, dated as of February 7, 1996 (filed as Exhibit 10.10 to the S-1 and incorporated herein by reference)

         10.7 Employment Agreement by and between People's Mortgage Corporation and John J. Kiernan, Jr. dated as of October 6, 1995 (filed as Exhibit 10.11 to the S-1 and incorporated herein by reference)

         10.8 Employment Agreement by and between People's Mortgage Corporation and James F. Ryder, Jr. dated October 6, 1995 (filed as Exhibit 10.12 to the S-1 and incorporated herein by reference)

         10.9 Employment Agreement by and between People's Mortgage Corporation and Michael C. Gillis dated as of March 31, 1995 (filed as Exhibit 10.13 to the S-1 and incorporated herein by reference)

         10.10 Employment Agreement by and between People's Mortgage Corporation and Vincent E. Hayes, Jr. dated as of March 31, 1995 (filed as Exhibit 10.14 to the S-1 and incorporated herein by reference)

         10.11 Employment Agreement by and between the Bank and Raymond F. Wheeler dated as of May 10, 1995 (filed as Exhibit 10.15 to the S-1 and incorporated herein by reference)

         10.12 Discretionary Bonus Plan of the Bank+ (filed as Exhibit 10.16 to the S-1 and incorporated herein by reference)

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

         10.19 Special termination agreement by and among the Company, the Bank and Richard S. Straczynski, dated as of April 7, 1997+. (filed as exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated by reference).

         *13      People's Bancshares, Inc. 1997 Annual Report to Stockholders

         *21      Schedule of subsidiaries of the Company

         *23 Consent of Wolf & Company, P.C., as independent certified public accountants

         *27      Financial Data Schedule

----------

*    Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.

(c) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.