Form 10-Q
period 1999-03-31
PEOPLES BANCSHARES INC
filed 1999-05-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission file number               0-7449
                                     ------

                            PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                             04-3272233
-------------                                             ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

545 PLEASANT STREET
NEW BEDFORD, MASSACHUSETTS                                02740
--------------------------                                -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (508) 991-2601
                                                          -------------------

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of March 31, 1999 was 3,320,218.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------
                                TABLE OF CONTENTS

Facing Page                                                                                   1
Table of Contents                                                                             2

PART I.      FINANCIAL INFORMATION (*)

             Item 1.       Financial Statements:
                           Consolidated Balance Sheets                                        3
                           Consolidated Statements of Income                                  4
                           Consolidated Statements of Changes in Stockholders' Equity         5
                           Consolidated Statements of Cash Flows                              6
                           Notes to Unaudited Consolidated Financial Statements               7

             Item 2.       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                            9

             Item 3        Quantitative and Qualitative Disclosures about Market Risk        16


PART II      OTHER INFORMATION                                                               17


SIGNATURES                                                                                   18

EXHIBITS                                                                                     19

(*) The financial information at December 31, 1998 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  March 31,        December 31,
                                                                                    1999              1998
                                                                                  ---------         ---------
                                      ASSETS

Cash and due from banks                                                           $  11,112         $  19,794
Short-term investments                                                                   11            16,016
                                                                                  ---------         ---------
   Total cash and cash equivalents                                                   11,123            35,810
Interest-bearing deposits                                                             2,780             2,084
Securities available for sale                                                        55,371           189,739
Securities held to maturity (fair value
   of $401,569 in 1999 and $186,125 in 1998)                                        403,794           186,559
Restricted equities securities, at cost                                              19,841            19,841
Loans held for sale                                                                  33,234            63,918
Loans, net of allowance for loan losses of
   $4,908 in 1999 and $4,866 in 1998                                                399,005           423,778
Other real estate owned, net                                                            135               105
Banking premises and equipment, net                                                  14,473            13,927
Accrued interest receivable                                                           7,434             6,418
Intangible assets                                                                       497               509
Other assets                                                                          2,123             1,952
                                                                                  ---------         ---------
         Total assets                                                             $ 949,810         $ 944,640
                                                                                  =========         =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                          $ 481,894         $ 470,887
Borrowed funds                                                                      410,788           416,900
Mortgagors' escrow accounts                                                           1,290             1,408
Accrued expenses and other liabilities                                                5,552             6,978
Subordinated debentures                                                              13,800            13,800
                                                                                  ---------         ---------
   Total liabilities                                                                913,324           909,973
                                                                                  ---------         ---------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                     --                --
   Common stock - par value $0.10 per share; authorized 20,000,000 shares,
      issued 3,675,218 and 3,675,218 shares                                             368               368
   Additional paid-in capital                                                        23,683            23,683
   Retained earnings                                                                 19,578            17,948
   Treasury stock, at cost - 355,000 shares                                          (6,213)           (6,213)
   Accumulated other comprehensive loss                                                (930)           (1,119)
                                                                                  ---------         ---------
         Total stockholders' equity                                                  36,486            34,667
                                                                                  ---------         ---------

         Total liabilities and stockholders' equity                               $ 949,810         $ 944,640
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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1999            1998
                                                                                --------        --------
Interest and dividend income:
   Interest and fees on loans                                                   $  8,405        $  7,976
   Interest and dividends on investment securities                                 8,675           5,649
   Interest on short-term investments                                                100             108
                                                                                --------        --------
      Total interest and dividend income                                          17,180          13,733
                                                                                --------        --------

Interest expense:
   Interest on deposits                                                            4,330           3,328
   Interest on borrowed funds                                                      6,223           5,577
                                                                                --------        --------
      Total interest expense                                                      10,553           8,905
                                                                                --------        --------

Net interest income                                                                6,627           4,828
Provision for loan losses                                                             --             150
                                                                                --------        --------
Net interest income, after provision for loan losses                               6,627           4,678
                                                                                --------        --------

Other income:
   Customer service fees                                                             319             350
   Gains (losses) on sales of securities, net                                         73              (5)
   Gains on sales of loans, net                                                    1,774           1,315
   Miscellaneous                                                                      48              27
                                                                                --------        --------
      Total other income                                                           2,214           1,687
                                                                                --------        --------

Operating expenses:
   Salaries and employee benefits                                                  3,093           2,272
   Occupancy and equipment                                                           595             514
   Data processing                                                                   304             316
   Professional fees                                                                 334             164
   Other real estate owned, net                                                       21             (34)
   Other general and administrative                                                1,020             842
                                                                                --------        --------
      Total operating expenses                                                     5,367           4,074
                                                                                --------        --------

Income before income taxes and cumulative effect of accounting change              3,474           2,291
Provision for income taxes                                                         1,213            833
                                                                                 -------        -------
    Income before cumulative effect of accounting change                           2,261          1,458
Cumulative effect of accounting change for organization cost, net of tax              --           (186)
                                                                                 -------        -------
    Net income                                                                   $ 2,261        $ 1,272
                                                                                 =======        =======

Net income per share:
   Diluted earnings per share                                                    $  0.67        $  0.37
   Basic earnings per share                                                         0.68           0.39

Weighted average shares outstanding - assuming dilution for stock options          3,391          3,377
Weighted average shares outstanding                                                3,320          3,298

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                             Accumulated
                                                    Additional                                  Other
                                           Common     Paid-in       Retained     Treasury   Comprehensive
                                            Stock     Capital       Earnings       Stock       Income         Total
                                            -----     -------       --------       -----       ------         -----

Balance at December 31, 1998             $    368     $ 23,683     $ 17,948      $ (6,213)     $ (1,119)     $ 34,667
                                                                                                             --------

Comprehensive income:
Net income                                     --           --        2,261            --            --         2,261
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                           --           --           --            --           189           189
                                                                                                             --------
Comprehensive income                                                                                            2,450
                                                                                                             --------
Cash dividends paid                            --           --         (631)           --            --          (631)
                                         --------     --------     --------      --------      --------      --------

Balance at March 31, 1999                $    368     $ 23,683     $ 19,578      $ (6,213)     $   (930)     $ 36,486
                                         ========     ========     ========      ========      ========      ========

Balance at December 31, 1997             $    364     $ 23,400     $ 12,253      $ (6,213)     $    332      $ 30,136
                                                                                                             --------

Comprehensive income:
Net income                                     --           --        1,272            --            --         1,272
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                           --           --           --            --           253           253
                                                                                                             --------
Comprehensive income                                                                                            1,525
                                                                                                             --------
Cash dividends paid                            --           --         (395)           --            --          (395)
Exercise of stock options                       2          189           --            --            --           191
                                         --------     --------     --------      --------      --------      --------

Balance at March 31, 1998                $    366     $ 23,589     $ 13,130      $ (6,213)     $    585      $ 31,457
                                         ========     ========     ========      ========      ========      ========


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        -------------------------
                                                                                           1999            1998
                                                                                        ---------       ---------
Cash flows from operating activities:
   Net income                                                                           $   2,261       $   1,272
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Provision for loan losses                                                                   --             150
   Depreciation and amortization                                                              318              82
   Net amortization (accretion) on securities and purchased loans                            (521)           (178)
   (Gains) losses on sales of securities, net                                                 (73)              5
   Net change in loans held for sale                                                       30,684         (21,359)
   (Gain) loss on other real estate owned                                                       9             (56)
   Increase in other assets, net of other liabilities                                      (2,553)            186
                                                                                        ---------       ---------
       Net cash provided (used) by operating activities                                    30,125         (19,898)
                                                                                        ---------       ---------

Cash flows from investing activities:
    Proceeds from sales of investment securities available for sale                        48,524          62,175
    Proceeds from maturities of securities available for sale                                  --          13,900
    Proceeds from maturities, prepayments and calls of securities held to maturity         11,369              --
    Proceeds from amortization of mortgage-backed securities                               17,328          22,448
    Purchase of securities available for sale                                             (63,163)       (103,641)
    Purchase of securities held to maturity                                               (96,414)             --
    Proceeds from sales of purchased loans                                                     --           8,268
    Loan (originations and purchases) amortization and payoffs, net                        24,145         (75,896)
    Proceeds from sales of other real estate owned                                             96             102
    Additions to banking premises and equipment                                              (843)           (386)
                                                                                        ---------       ---------
           Net cash used in investing activities                                          (58,958)        (73,030)
                                                                                        ---------       ---------

Cash flows from financing activities:
    Net increase in deposits                                                               11,007          31,116
    Net increase (decrease) in borrowings with maturities of three months or less             888          (7,000)
    Proceeds from issuance of borrowings with maturities in excess of three months         10,000         164,000
    Repayment of borrowings with maturities in excess of three months                     (17,000)        (91,000)
    (Decrease) increase in mortgagors' escrow accounts                                       (118)            183
    Proceeds from exercise of stock options                                                    --             191
    Cash dividends                                                                           (631)           (395)
                                                                                        ---------       ---------
       Net cash provided by financing  activities                                           4,146          97,095
                                                                                        ---------       ---------
Net (decrease) increase in cash and cash equivalents                                      (24,687)          4,167
Cash and cash equivalents at beginning of period                                           35,810          30,693
                                                                                        ---------       ---------
Cash and cash equivalents at end of period                                              $  11,123       $  34,860
                                                                                        =========       =========

Supplementary information:
   Interest paid                                                                        $  10,587       $   8,717
   Income taxes paid                                                                        1,807           1,337
   Transfer from loans to other real estate owned, net                                        135              60
   Change in due from brokers, net                                                             --             163
   Transfers from investment securities available for sale to investment
     securities held to maturity                                                          150,261              --

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of March 31, 1999, and the Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the periods ended March 31, 1999 and 1998 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

     The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1998.

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

     The Company's restated condensed financial information as a result of the retroactive adoption of SOP 98-5 is summarized below:

                                                        Previously               Previously
                                                          reported    Restated     reported     Restated
                                                         ---------    --------   ----------     --------
                                                         Three months ended        Three months ended
                                                           March 31, 1998            June 30, 1998
                                                         ---------------------   -----------------------
                                                         (Dollars in thousands, except per share data)

     Net interest income, after provision
         for loan losses                              $  4,678      $  4,678      $  5,069      $  5,069
     Other income                                        1,687         1,687         2,092         2,092
     Operating expenses                                  4,100         4,074         4,757         4,831
                                                      --------      --------      --------      --------
     Income before taxes                                 2,265         2,291         2,404         2,330
     Provision for income taxes                            825           833           876           844
                                                      --------      --------      --------      --------
     Income before cumulative effect of a change
         in accounting principle                         1,440         1,458         1,528         1,486
     Cumulative effect of accounting change for
         organization costs, net of income tax
         expense of $106,000                                --           186            --            --
                                                      --------      --------      --------      --------

     Net income                                       $  1,440      $  1,272      $  1,528      $  1,486
     Diluted earnings per share                       $   0.43      $   0.37      $   0.45      $   0.44
                Basic earnings per share                  0.44          0.39          0.46          0.45

     Intangible assets                                $  1,089      $    823      $  1,368      $  1,028
     Total assets                                      862,000       861,734       858,377       858,037
     Accrued expenses and other liabilities              6,529         6,431         5,164         5,034
     Stockholders' equity                               31,625        31,457        32,463        32,253
     Total liabilities and stockholders' equity        862,000       861,734       858,377       858,037

(2)  EARNINGS PER SHARE

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

ASSETS

The Company's total assets at March 31, 1999 were $949.8 million, an increase of $5.2 million from December 31, 1998. This increase includes an increase of $83.6 million in investment securities consisting primarily of mortgage-backed and trust preferred securities and a decrease of $24.7 million in loans as a result of prepayments.

LOANS

Loans held for sale decreased $30.7 million primarily as a result of seasonal mortgage banking activity. The Company's loans were as follows:

                                                   March 31,        December 31,
                                                     1999               1998
                                                   ---------        ------------
                                                     (in millions)
       Residential mortgage loans, including
           home equity loans                        $ 315,718         $  343,017
       Commercial, commercial real estate
           and construction loans                      83,183             80,375
       Consumer loans                                   5,012              5,252
                                                  -----------       ------------
           Total                                    $ 403,913         $  428,644
                                                    =========         ==========

DEPOSITS

Total deposits increased $11.0 million to $481.9 million at March 31, 1999 from $470.9 million at December 31, 1998. The increase in deposits reflects a $9.7 million increase in IRAs and time certificates of deposit, a $5.1 million increase in municipal deposits and a $3.8 million decrease in savings and demand deposits.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been established to absorb estimated losses in the loan portfolio. The provision for loan losses and the level of the allowance are evaluated periodically by management and the Board of Directors. These provisions are the results of the Company's internal loan review, historical loan loss experience, trends in delinquent and non-accrual loans, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, collateral values, an estimate of potential loss exposure on significant credits, concentrations of credit, and economic conditions based on facts then known.

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

At March 31, 1999, the Company's allowance for loan losses totaled $4.9 million or 1.22% of total loans and 262% of non-performing loans compared to $4.9 million or 1.14% of total loans and 321% of non-performing loans at December 31, 1998, and compared to $4.3 million or 0.95% of total loans and 124% of non-performing loans at March 31, 1998. Net recoveries for the three months ended March 31, 1999 were $42,000 compared to net charge-offs of $125,000 for the corresponding period in 1998.

Non-performing assets were $2.0 million or 0.21% of total assets at March 31, 1999 compared to $1.6 million or 0.17% of total assets at December 31, 1998 and $3.6 million or 0.42% of total assets at March 31, 1998.


RESULTS OF OPERATIONS

EARNINGS

People's Bancshares, Inc. recognized net income of $2.3 million or $0.67 diluted earnings per share for the quarter ended March 31, 1999 compared to $1.3 million or $0.37 diluted earnings per share for the quarter ended March 31, 1998. Diluted earnings per share excluding securities gains and non-recurring items would have been $0.66 for the three months ended March 31, 1999. Basic earnings per share were $0.68 for the three months ended March 31, 1999 compared to $0.39 for the three months ended March 31, 1998.

In the three months ended March 31, 1999, the Company recognized $73,000 in net gains on sales of securities compared to net losses of $5,000 in the three months ended March 31, 1998. There were no non-recurring expenses in the first quarter of 1999. Included in the 1998 results were non-recurring expenses of $0.08 per share of which $0.06 per share was related to the retroactive restatement resulting from the early adoption of the accounting change for organization costs.


OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and its mortgage banking subsidiary, People's Mortgage Corporation ("PMC"), which has resulted in the Company increasing its asset size from $762.9 million at December 31, 1997 to $949.8 million at March 31, 1999. Operating results have been significantly affected by the Bank's increasing its average loans and average investments to $451.3 million and $470.4 million during the first quarter of 1999, compared to $435.0 million and $311.7 million during the first quarter of 1998. This growth in earning assets was funded by the Bank increasing its average deposits and average borrowings to $437.3 million and $439.8 million in the first quarter of 1999, compared to $331.1 million and $382.4 million in the first quarter of 1998. Operating results have also been significantly affected by the growth of PMC, which is reflected in gains on sales of loans of $1.8 million, net interest and other income of $299,000, operating expenses of $2.0 million, and income before income taxes of $99,000 from PMC operations in the first quarter of 1999 compared to $1.3 million, $510,000, $1.2 million and $595,000, respectively, in the corresponding period of 1998.

In addition, operating results have been affected by mortgage refinancings. Mortgage refinancings adversely affect the Company's net interest margin due to the resulting write-offs of purchase premiums associated with mortgage-backed securities and purchased residential mortgage loans. The amortization and write-offs of such premiums amounted to a $0.15 charge against earnings for the first quarter ended March 31, 1999, compared to $0.19 for the same period in 1998. Conversely, this reduced refinancing activity resulted in PMC decreasing its diluted earnings per share contribution to $0.02 for the first quarter ended March 31, 1999 from $0.11 for the same period in 1998.

Return on average assets was 0.96%, and return on average equity was 25.91% for the three months ended March 31, 1999. Return on average assets was 0.66% and return on average equity was 16.78% for the same period in 1998. Net income amounted to $2.3 million or $0.67 per diluted share for the three months ended March 31, 1999 compared to net income of $1.3 million or $0.37 per diluted share for the same period in 1998. Basic earnings per share were $0.68 per share for the three months ended March 31, 1999, compared to $0.39 per share for the same period in 1998.

NET INTEREST INCOME

Net interest income increased $1.8 million for the three months ended March 31, 1999, compared to the same period in 1998. This change resulted mostly from increased average earning assets. For the first three months of 1999, average earning assets increased 23% compared to the same period in 1998.

Interest and dividend income increased to $17.2 million for the three months ended March 31, 1999 from $13.7 million for the same period in 1998. The yield on average earning assets increased to 7.43% for the three months ended March 31, 1999 from 7.28% for the same period in 1998. Yields on loans increased from 7.33% for the three months ended March 31, 1998, to 7.45% for the same period in 1999. The increase in the loan yields is primarily attributable to the Bank's growth in consumer and commercial loans. Yields on investments increased to 7.38% for the three months ended March 31, 1999, compared to 7.25% for the same period in 1998.

Interest expense increased to $10.6 million for the three months ended March 31, 1999 from $8.9 million for the same period in 1998. This increase was due to a $646,000 increase in interest expense on borrowed funds for the three months ended March 31, 1999. Interest expense on deposits increased $1.0 million for the three months ended March 31, 1999, compared to the same period in 1998.

During the first three months of 1999, average borrowed funds amounted to $439.8 million compared to $382.4 million during the same period of 1998. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities, trust preferred securities, and loans. The average rate paid on borrowed funds was 5.66% for the three months ended March 31, 1999 compared to 5.83% for the same period in 1998.

Deposit interest expense increased due to an increase in average deposits to $437.3 million for the three month period ended March 31, 1999 compared to $331.1 million for the same period in 1998. The average cost of deposits decreased to 3.96% for the three month periods ended March 31, 1999 from 4.02% for the same period in 1998.

PROVISION FOR LOAN LOSSES

Management determined that a provision for loan losses was not necessary for the three months ended March 31, 1999. A provision for loan losses of $150,000 was made for the three months ended March 31, 1998.

OTHER INCOME

Other income was $2.2 million for the three months ended March 31, 1999 compared to $1.7 million for the same period in 1998. The increase is attributable to a $459,000 increase in gains from sales of loans and a $78,000 increase in net gains on sales of securities. The increase in loan sale gains reflects the growth of People's Mortgage Corporation.

OPERATING EXPENSES

Total operating expenses amounted to $5.4 million for the three months ended March 31, 1999 compared to $4.1 million for the same period in 1998.

Salaries and benefits expense increased $821,000 for the three months ended March 31, 1999 compared to the same period in 1998. The increase in salaries and benefits reflects general salary increases, added lending personnel, and additional PMC staffing.

Occupancy and equipment expense increased $81,000 for the three months ended March 31, 1999, compared to the same period in 1998. Other real estate owned expenses increased $55,000 for the three months ended March 31, 1999 compared to the same period in 1998. Other general and administrative expenses increased $178,000 for the three months ended March 31, 1999 compared to the same period in 1998.

The efficiency ratio for the Company for the three month period ended March 31, 1999, was 58.20%. For the same period in 1998, the ratio was 58.61%. The efficiency ratio for the Company excluding PMC was 46.01% for the three months ended March 31, 1999. For the same period in 1998, the ratio was 56.44%. Increases in operating expenses are primarily due to additional costs associated with the growth of PMC and increases of salary and benefits.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $1.2 million in the three months ended March 31, 1999 compared to income tax expense of $833,000 for the same period in 1998. The effective tax rates for the three months ended March 31, 1999 and 1998 were approximately 36% and 35%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity management strategy focuses upon maintaining the Company's ability to provide the cash reserves and cash equivalents necessary to honor contractual liabilities and commitments, meet depositors' withdrawal demands, fund operations and provide customers with adequate available credit. The Company's primary sources of liquidity are customer deposits, principal and interest payments on loans, interest and dividends on investments and proceeds from the maturity or sale of investments. The Company also has the ability to borrow from the Federal Home Loan Bank of Boston on a collateralized basis. The Company believes that it has adequate liquidity to meet its current needs.

At March 31, 1999, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at March 31, 1999 was 5.19%, compared to 5.05% at December 31, 1998. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the Company's subordinated debentures is included in total risk-based capital. At March 31, 1999, the Company's risk-based capital ratio was 10.18%. The Company's book value per share was $10.99 at March 31, 1999, $10.44 at December 31, 1998, and $9.56 at March 31,
1998.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 (Y2K) issue exists because many computer systems and applications currently use the two-digit date fields to designate a year. As the century date change occurs, date sensitive systems recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. In the discussion that follows, "systems" refers to the Company's information technology systems and non-information technology systems.

This section contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions which are predictions of or indicate future events and trends which do not relate to historical matters identify forward-looking statements. The Company's readiness for the Y2K, and the eventual effects of the Y2K on the Company, may be materially different than currently projected. This may be due to, among other things, unanticipated delays and expenses in the completion of the Company's Y2K initiative, the failure of its proposed contingency plans, if such contingency plans become necessary, to achieve their desired results and the failure of third parties with whom the Company has a significant business relationship to achieve Y2K readiness.

To become Y2K compliant, the Company is following the Y2K project management guidelines provided by the Federal Financial Institutions Examination Council (FFIEC) interagency statement. The statement outlines five project management phases essential to Y2K preparedness. The five phases and the Company's status in its efforts in completing each follows:

o AWARENESS AND ASSESSMENT PHASES: The Company has completed these initial phases for all systems.

o RENOVATION PHASE: The Company has completed the renovation of mission critical systems.

o VALIDATION PHASE: The Company has completed the validation phase of its Y2K systems.

o IMPLEMENTATION PHASE: In this phase, systems should be certified as Y2K compliant and be accepted by the Company. Currently, 90% of the Company's systems are Y2K compliant.

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

Actual costs for implementing the Company's Y2K plan totaled $3,000 for the three months ending March 31, 1999. These costs were charged to earnings as incurred. The Company expects that future costs relating to the implementation of the Y2K plan will not exceed $100,000.

Based on the phases of the Y2K plan completed to date, if the Company is unable to fully implement its Y2K Plan in a timely manner, there is a risk that some internal systems will fail, in which case the Company plans to utilize the systems that are in working order until the non-working systems can be replaced. Noncompliance by third party vendors would have a greater impact on the Company. The Company is in the process of developing a contingency plan, which the Company expects to be completed by June 1999. The contingency plan will be continually monitored and revised, if necessary, due to changes in the status of critical third parties. The Company's contract with its primary third party servicer, BISYS, states that if the BISYS system currently used by the Company is not ready for Y2K, the Company's operations will be converted to BISYS' fully compliant server at no cost to the Company. The Company does not anticipate that this conversion will be necessary.


OTHER INFORMATION

On April 14, 1999, the Company declared a $0.20 dividend to be paid on May 14, 1999 to shareholders of record on April 30, 1999.

People's maintains twelve banking locations in Southeastern Massachusetts and six loan production offices in Massachusetts and Connecticut. People's trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

                            PEOPLE'S BANCSHARES, INC.
                          SUPPLEMENTARY FINANCIAL DATA

                                                --------------------------------------------------------------------
                                                    1st         1st         2nd         3rd         4th
                                                  Quarter     Quarter     Quarter     Quarter     Quarter
                                                   1999        1998        1998        1998        1998       1998
                                                --------------------------------------------------------------------
Bank net of premium amortization,
   security gains and non-recurring items       $   0.79    $   0.53    $   0.54    $   0.58       0.62    $   2.27
Premium amortization expense (1)                   (0.15)   $  (0.19)   $  (0.20)   $  (0.09)     (0.09)   $  (0.57)
                                                --------    --------    --------    --------       ----    --------
Bank net income                                     0.64    $   0.34    $   0.34    $   0.49       0.53    $   1.70
                                                --------    --------    --------    --------       ----    --------
Mortgage subsidiary net income, net
   of non-recurring items                           0.02    $   0.11    $   0.09    $   0.14       0.17    $   0.51
                                                --------    --------    --------    --------       ----    --------
Bancshares, net of security gains
   and non-recurring items                          0.66    $   0.45    $   0.43    $   0.63       0.70    $   2.21
Security gains and non-recurring
   items, net                                       0.01    $  (0.08)   $   0.01    $   0.03       0.08    $   0.04
                                                --------    --------    --------    --------       ----    --------
Reported diluted earnings per share                 0.67    $   0.37    $   0.44    $   0.66       0.78    $   2.25
                                                ========    ========    ========    ========       ====    ========

Return on average equity                           25.91%      16.68%      18.49%      26.45%      30.69%     23.33%
Return on average assets                            0.96%       0.66%       0.72%       1.02%       1.11%      0.89%
Average assets                                  $952,050    $782,762    $826,748    $868,402    $935,273
Bank efficiency ratio (2)                          46.01%      56.44%      55.79%      50.37%      51.15%     53.20%
Company efficiency ratio (2)                       58.20%      58.61%      62.54%      55.36%      55.18%     57.67%
Net interest margin                                 2.87%       2.56%       2.62%       2.83%       2.91%      2.74%
Mortgage company core income as a
   percentage of Company core income                3.03%      24.44%      20.93%      22.22%      24.29%     23.08%

Gains on sales of loans (in thousands)          $  1,774    $  1,250    $  1,446    $  1,797    $  1,922    $  6,481
Mortgage loan applications
   (in thousands)                               $209,795    $226,597    $185,105    $217,596    $234,645    $863,943
Mortgage backlog at end of quarter
    (in thousands) (3)                          $135,322    $148,331    $140,562    $165,342    $164,872          --


(1) Premiums are from purchases of investment securities, primarily mortgage~backed securities, and loans, both purchased in the secondary market and through past acquisitions. Such premiums are subject to faster amortization in a mortgage refinancing market. The mortgage company has no assets subject to prepayment risk as all gains are "cash" gains and are recorded when investor payments are received.

(2) Equals non-interest expense divided by net interest income. Excludes provisions for loan losses, OREO expenses, non-recurring expenses, gains and losses on securities and purchased loan transactions, and interest expense on subordinated debentures.

(3) Equals 80% of the Company's loan applications in process plus all loans held for sale. Generally, this backlog will be sold in the following quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative information about market risk, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management in the Company's Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K.

There has been no material change in the quantitative and qualitative disclosures about market risk as of March 31, 1999 from those presented in the Company's Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

     ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
     -------

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

         4.3      Articles I and IV of By-laws of the Company (see Exhibit 3.2)

        27        Financial Data Schedule (Filed herewith).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PEOPLE'S BANCSHARES, INC.


        5/12/99                        By: /s/ Richard S. Straczynski
        ------------                   -----------------------------------------
        Date                               Richard S. Straczynski
                                           President and Chief Executive Officer




        5/12/99                        By: /s/ Colin C. Blair
        ------------                   -----------------------------------------
        Date                               Colin C. Blair
                                           Chief Financial Officer

                                  EXHIBIT INDEX


      Exhibit     Description
      -------     -----------

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