Form 10-Q
period 1999-06-30
PEOPLES BANCSHARES INC
filed 1999-08-16
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM        TO
                                  ------    ------

Commission file number                   0-7449

                            PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                   04-3272233
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

      545 PLEASANT STREET
      NEW BEDFORD, MASSACHUSETTS                           02740
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (508) 991-2601
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
                                      ----    ----

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of June 30, 1999 was 3,331,734.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                                               1

Table of Contents                                                                                         2

PART I.      FINANCIAL INFORMATION (*)

             Item 1.       Financial Statements:
                           Consolidated Balance Sheets                                                    3
                           Consolidated Statements of Income                                              4
                           Consolidated Statements of Changes in Stockholders' Equity                     5
                           Consolidated Statements of Cash Flows                                          6
                           Notes to Unaudited Consolidated Financial Statements                           8

             Item 2.       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                                       10

             Item 3        Quantitative and Qualitative Disclosures about Market Risk                    18


PART II      OTHER INFORMATION                                                                           19



SIGNATURES                                                                                               20

EXHIBITS                                                                                                 21

(*) The financial information at December 31, 1998 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            June 30,          December 31,
                                                                                              1999                1998
                                                                                           ---------          -----------
                                      ASSETS

Cash and due from banks                                                                    $   11,891            $ 19,794
Short-term investments                                                                             12              16,016
                                                                                           ----------            --------
   Total cash and cash equivalents                                                             11,903              35,810
Interest-bearing deposits                                                                       3,701               2,084
Securities available for sale                                                                  37,524             189,739
Securities held to maturity (fair value of $440,503 in 1999 and $186,125 in 1998)             464,395             186,559
Restricted equity securities, at cost                                                          19,841              19,841
Loans held for sale                                                                            31,962              63,918
Loans, net of allowance for loans losses of $4,510 in 1999 and $4,866 in 1998                 429,475             423,778
Other real estate owned, net                                                                       35                 105
Banking premises and equipment, net                                                            14,772              13,927
Accrued interest receivable                                                                     7,125               6,418
Intangible assets                                                                                 484                 509
Other assets                                                                                    2,416               1,952
                                                                                           ----------            --------
         Total assets                                                                      $1,023,633            $944,640
                                                                                           ==========            ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                   $  537,389            $470,887
Borrowed funds                                                                                428,800             416,900
Mortgagors' escrow accounts                                                                       852               1,408
Accrued expenses and other liabilities                                                          4,744               6,978
Subordinated debentures                                                                        13,800              13,800
                                                                                           ----------            --------
   Total liabilities                                                                          985,585             909,973
                                                                                           ----------            --------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                             --                  --
   Common stock - par value $0.10 per share; authorized 20,000,000 shares;
      issued and outstanding 3,689,734 and 3,675,218 shares                                       369                 368
   Additional paid-in capital                                                                  23,776              23,683
   Retained earnings                                                                           21,349              17,948
   Treasury stock, at cost - 358,000 shares in 1999 and 355,000 shares in 1998                 (6,269)             (6,213)
   Accumulated other comprehensive loss                                                        (1,177)             (1,119)
      Total stockholders' equity                                                           ----------            --------
                                                                                               38,048              34,667

         Total liabilities and stockholders' equity                                        $1,023,633            $944,640
                                                                                           ==========            ========

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended              Six Months Ended
                                                                          June 30,                         June 30,
                                                                  ----------------------------  ---------------------------
                                                                    1999            1998            1999             1998
                                                                  -------         --------        --------         --------
Interest and dividend income:
   Interest and fees on loans                                     $ 8,697          $ 9,036         $17,102          $17,012
   Interest and dividends on investment securities                  8,917            5,507          17,592           11,156
   Interest on short-term investments                                 141              126             241              234
                                                                  -------          -------         -------          -------
      Total interest and dividend income                           17,755           14,669          34,935           28,402
                                                                  -------          -------         -------          -------
Interest expense:
   Interest on deposits                                             4,811            3,805           9,141            7,133
   Interest on borrowed funds                                       6,157            5,645          12,380           11,222
                                                                  -------          -------         -------          -------
      Total interest expense                                       10,968            9,450          21,521           18,355
                                                                  -------          -------         -------          -------
Net interest income                                                 6,787            5,219          13,414           10,047
Provision (credit) for loan losses                                   (425)             150            (425)             300
                                                                  -------          -------         -------          -------
Net interest income, after provision (credit)
   for loan losses                                                  7,212            5,069          13,839            9,747
                                                                  -------          -------         -------          -------

Other income:
   Customer service fees                                              321              348             640              698
   Gains (losses) on sales of securities                              (37)             252              36              182
   Gains on sales of loans,  net                                    1,605            1,447           3,379            2,762
   Miscellaneous                                                       60               45             108              137
                                                                  -------          -------         -------          -------
      Total other income                                            1,949            2,092           4,163            3,779
                                                                  -------          -------         -------          -------

Operating expenses:
   Salaries and employee benefits                                   3,049            2,464           6,142            4,736
   Occupancy and equipment                                            573              530           1,168            1,044
   Data processing                                                    321              333             625              649
   Professional fees                                                  190              245             524              409
   Other real estate owned, net                                        12               11              33              (23)
   Other general and administrative                                 1,268            1,248           2,288            2,090
                                                                  -------          -------         -------          -------
      Total operating expenses                                      5,413            4,831          10,780            8,905
                                                                  -------          -------         -------          -------

Income before income taxes and accounting change                    3,748            2,330           7,222            4,621
Income tax expense                                                  1,311              844           2,524            1,677
                                                                  -------          -------         -------          -------
Income before accounting change                                     2,437            1,486           4,698            2,944
Cumulative effect of changing accounting method
   for organizational costs, net of tax                              --               --              --               (186)
                                                                  -------          -------         -------          -------
Net income                                                        $ 2,437          $ 1,486         $ 4,698          $ 2,758
                                                                  =======          =======         =======          =======

Net income per share:
   Diluted earnings per share                                     $  0.72          $  0.44         $  1.39          $  0.81
   Basic earnings per share                                          0.73             0.45            1.41             0.84
Weighted average shares outstanding -
   assuming dilution for stock options                              3,390            3,392           3,385            3,387
Weighted average shares outstanding                                 3,325            3,309           3,329            3,304



See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                           Accumulated
                                                            Additional                                       Other
                                                Common      Paid-in       Retained           Treasury     Comprehensive
                                                Stock       Capital       Earnings            Stock        Income         Total
                                              --------      --------      --------           --------     -------------   -----
Balance at December 31, 1998                    $368         $23,683        $17,948        $(6,213)        $(1,119)      $34,667
                                                                                                                         -------
Comprehensive income:
Net income                                       --              --           4,698            --              --          4,698
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                             --              --             --             --              (58)          (58)
                                                                                                                         -------
Comprehensive income                                                                                                       4,640
                                                                                                                         -------
Purchase of treasury stock                       --              --             --             (56)            --            (56)
Cash dividends paid                              --              --          (1,297)           --              --         (1,297)
Exercise of stock options                          1              93            --             --              --             94
                                                ----         -------        -------        -------         -------       -------

Balance at June 30, 1999                        $369         $23,776        $21,349        $(6,269)        $(1,177)      $38,048
                                                ====         =======        =======        =======         =======       =======
Balance at December 31, 1997                    $364         $23,400        $12,253        $(6,213)        $   332       $30,136
                                                                                                                         -------

Comprehensive income:
Net income                                       --              --           2,758            --              --          2,758
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                             --              --            --              --              (55)          (55)
                                                                                                                         -------
Comprehensive income                                                                                                       2,703
                                                                                                                         -------
Cash dividends paid                              --              --            (824)           --              --           (824)
Exercise of stock options                          3             235           --              --              --            238
                                                ----         -------        -------        -------         -------       -------
Balance at June 30, 1998                        $367         $23,635        $14,187        $(6,213)        $   277       $32,253
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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                                 Six Months Ended
                                                                                                    June 30,
                                                                                           --------------------------
                                                                                              1999             1998
                                                                                           --------------------------
Cash flows from operating activities:
   Net income                                                                              $  4,698          $  2,758
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision (credit) for loan losses                                                        (425)              300
     Depreciation and amortization                                                              975               637
     Net amortization (accretion) on securities and purchased loans                          (1,222)             (745)
     Gains on sales of securities, net                                                          (36)             (182)
     (Gains) losses on sale of other real estate owned                                           10               (56)
     Net change in:
       Loans held for sale                                                                   31,956           (19,211)
       Other assets, net of other liabilities                                                (3,360)           (1,395)
                                                                                           --------          --------
              Net cash provided (used) by operating activities                               32,596           (17,894)
                                                                                           --------          --------

Cash flows from investing activities:
    Net change in interest bearing deposits                                                  (1,584)             --
    Activity in securities available for sale:
      Sales                                                                                  70,527           130,132
      Maturities, prepayments, and  calls                                                      --              20,400
      Purchases                                                                             (71,207)         (199,064)
    Activity in securities held to maturity
      Purchases                                                                            (168,755)             --
      Maturities, prepayments and calls                                                      11,369              --
    Proceeds from amortization of mortgage-backed securities                                 34,483            32,362
    Proceeds from sales of purchased loans                                                     --               8,268
    Loan originations and purchases, net of amortization and payoffs                         (6,341)          (84,044)
    Proceeds from sales of other real estate owned                                              195               227
    Additions to banking premises and equipment                                              (1,777)           (1,183)
                                                                                           --------          --------
           Net cash used in investing activities                                           (133,090)          (92,902)
                                                                                           --------          --------

Cash flows from financing activities:
    Net increase in deposits                                                                 66,502            38,191
    Net increase in borrowings with maturities of three months or less                       27,600             7,850
    Proceeds from issuance of borrowings with maturities in excess of three months           10,000           210,700
    Repayment of borrowings with maturities in excess of three months                       (25,700)         (162,500)
    Decrease in mortgagors' escrow accounts                                                    (556)              (38)
    Proceeds from exercise of stock options                                                      94               238
    Payments to acquire treasury stock                                                          (56)             --
    Cash dividends                                                                           (1,297)             (824)
                                                                                           --------          --------
       Net cash provided by financing  activities                                            76,587            93,617
                                                                                           --------          --------
Net change in cash and cash equivalents                                                     (23,907)          (17,179)
Cash and cash equivalents at beginning of period                                             35,810            30,693
                                                                                           --------          --------
Cash and cash equivalents at end of period                                                 $ 11,903          $ 13,514
                                                                                           ========          ========

Supplementary information:
   Interest paid                                                                           $ 21,694          $ 18,412
   Income taxes paid                                                                          3,732             2,504
   Transfer from loans to other real estate owned, net                                          135                95
   Change in due to/from brokers, net                                                           371             3,739
   Transfers from investment securities available for sale to investment securities
     held to maturity                                                                       150,261               --

See accompanying notes to unaudited consolidated financial statements.


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of June 30, 1999, and the Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the periods ended June 30, 1999 and 1998 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

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

     The Company's restated condensed financial information as a result of the retroactive adoption of SOP 98-5 is summarized below:

                                                     Previously                       Previously
                                                       Reported      Restated           Reported       Restated
                                                     ----------      --------         ----------       --------
                                                         Three months ended              Three months ended
                                                           March 31, 1998                   June 30, 1998
                                                     ------------------------         -------------------------
                                                            (Dollars in thousands, except per share data)
Net interest income, after provision
    for loan losses                                 $  4,678         $  4,678          $  5,069         $  5,069
Other income                                           1,687            1,687             2,092            2,092
Operating expenses                                     4,100            4,074             4,757            4,831
                                                    --------         --------          --------         --------
Income before taxes                                    2,265            2,291             2,404            2,330
Provision for income taxes                               825              833               876              844
                                                    --------         --------          --------         --------
Income before cumulative effect of a change
    in accounting principle                            1,440            1,458             1,528            1,486
Cumulative effect of accounting change for
    organization costs, net of income tax
    expense of $106,000                                 --               (186)             --               --
                                                    --------         --------          --------         --------

Net income                                          $  1,440         $  1,272          $  1,528         $  1,486
                                                    ========         ========          ========         ========

Diluted earnings per share                          $   0.43         $   0.37          $   0.45         $   0.44
Basic earnings per share                                0.44             0.39              0.46             0.45

Intangible assets                                   $  1,089         $    823          $  1,368         $  1,028
Total assets                                         862,000          861,734           858,377          858,037
Accrued expenses and other liabilities                 6,529            6,431             5,164            5,034
Stockholders' equity                                  31,625           31,457            32,463           32,253
Total liabilities and stockholders' equity           862,000          861,734           858,377          858,037


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

ASSETS

The Company's total assets at June 30, 1999 were $1.02 billion, an increase of $79.0 million from December 31, 1998. This increase includes an increase of $127.2 million in investment securities consisting primarily of mortgage-backed and trust preferred securities offset by a decrease of $26.6 million in loans and loans held for sale as a result of prepayments and a decrease of $23.9 million in cash and cash equivalents.

LOANS

Loans held for sale decreased $32.0 million primarily as a result of seasonal mortgage banking activity. The Company's loans were as follows:

                                                                  June 30,                    December 31,
                                                                    1999                         1998
                                                                  --------                     ----------
                                                                            (in millions)
         Residential mortgage loans, including
                home equity loans                                 $334,408                     $343,017
         Commercial, commercial real estate
             and construction loans                                 94,515                       80,375
         Consumer loans                                              5,062                        5,252
                                                                  --------                     --------
             Total                                                $433,985                     $428,644
                                                                  ========                     ========

DEPOSITS

Total deposits increased $66.5 million to $537.4 million at June 30, 1999 from $470.9 million at December 31, 1998. The increase in deposits reflects a $25.8 million increase in IRAs and time certificates of deposit, and a $46.1 million increase in municipal deposits, which were partially offset by a $5.4 million decrease in savings and demand deposits.

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

At June 30, 1999, the Company's allowance for loan losses totaled $4.5 million or 1.04% of total loans and 571% of non-performing loans compared to $4.9 million or 1.14% of total loans and 321% of non-performing loans at December 31, 1998, and compared to $4.5 million or 0.98% of total loans and 153% of non-performing loans at June 30, 1998. Net recoveries for the three and six months ended June 30, 1999 were $27,000 and $69,000, respectively compared to net recoveries of $27,000 and net charge-offs of $98,000 for the corresponding periods in 1998.

Non-performing assets were $825,000 or 0.08% of total assets at June 30, 1999 compared to $1.6 million or 0.17% of total assets at December 31, 1998 and $3.0 million or 0.35% of total assets at June 30, 1998.


RESULTS OF OPERATIONS

EARNINGS

People's Bancshares, Inc. recognized net income of $2.4 million or $0.72 diluted earnings per share for the quarter ended June 30, 1999 compared to $1.5 million or $0.44 diluted earnings per share for the quarter ended June 30, 1998. Basic earnings per share were $0.73 for the three months ended June 30, 1999 compared to $0.45 for the three months ended June 30, 1998.

In the three months ended June 30, 1999, the Company recognized $37,000 in net losses on sales of securities compared to net gains of $252,000 in the three months ended June 30, 1998. Diluted earnings per share excluding securities gains, losses and non-recurring items would have been $0.69 for the three months ended June 30, 1999 compared to $0.43 for the three months ended June 30, 1998. Non-recurring items for the second quarter of 1999 included a $0.04 charge for branch restructuring costs, $0.01 for securities losses and $0.08 of income for a reduction in the allowance for loan losses.


OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and its mortgage banking subsidiary, People's Mortgage Corporation ("PMC"), which has resulted in the Company increasing its asset size from $762.9 million at December 31, 1997 to $1.02 billion at June 30, 1999. Operating results have been significantly affected by the Bank's increasing average investments to $477.0 million during the first half of 1999, compared to $307.9 million during the first half of 1998. This growth in earning assets was funded by the Bank increasing its average deposits and average borrowings to $457.9 million and $437.1 million in the first half of 1999, compared to $348.4 million and $386.5 million in the first half of 1998. Operating results have also been significantly affected by the growth of PMC, which is reflected in gains on sales of loans of $3.4 million, net interest and other income of $791,000, operating expenses of $4.0 million, and income before income taxes of $182,000 from PMC operations in the first half of 1999 compared to $2.8 million, $1.2, million and $2.9 million and $1.1 million, respectively, in the corresponding period of 1998.

In addition, operating results have been affected by mortgage refinancings. Mortgage refinancings adversely affect the Company's net interest margin due to the resulting write-offs of purchase premiums associated with mortgage-backed securities and purchased residential mortgage loans. The amortization and write-offs of such premiums amounted to a $0.13 and $0.28 charge against earnings for the three and six months ended June 30, 1999, compared to $0.20 and $0.39 for the same periods in 1998. Conversely, this reduced refinancing activity resulted in PMC decreasing its diluted earnings per share contribution to $0.01 and $0.03 for the three and six months ended June 30, 1999, from $0.09 and $0.20 for the same periods in 1998.

Return on average assets was 0.99% and 0.98%, and return on average equity was 26.46% and 26.20% for the three month and six months ended June 30, 1999. Return on average assets was 0.72% and 0.69% and return on average equity was 18.49% and 17.61% for the same periods in 1998. Net income amounted to $2.4 million and $4.7 million or $0.72 and $1.39 per diluted share for the three and six months ended June 30, 1999 compared to net income of $1.5 million and $2.9 million or $0.44 and $0.81 per diluted share for the same periods in 1998. Basic earnings per share were $0.73 and $1.41 per share for the three and six months ended June 30, 1999, compared to $0.45 and $0.84 per share for the same periods in 1998.

NET INTEREST INCOME

Net interest income increased $1.6 million and $3.4 million for the three and six months ended June 30, 1999, compared to the same periods in 1998. This change resulted mostly from increased average earning assets. For the first six months of 1999, average earning assets increased 21.5% compared to the same period in 1998.

Interest and dividend income increased to $17.8 million and $34.9 million for the three and six months ended June 30, 1999 from $14.7 million and $28.4 million for the same periods in 1998. The yield on average earning assets increased to 7.44% and 7.49% for the three and six months ended June 30, 1999 from 7.40% and 7.39% for the same periods in 1998. Yields on loans was 7.53% and 7.48% for the three and six months ended June 30, 1998, compared to 7.50% and 7.53% for the same periods in 1999. Yields on investments increased to 7.40% and 7.44% for the three and six months ended June 30, 1999, compared to 7.25% and 7.31% for the same periods in 1998.

Interest expense increased to $11.0 million and $21.5 million for the three and six months ended June 30, 1999 from $9.5 million and $18.4 million for the same periods in 1998. This increase was due to a $512,000 and $1.2 million increase in interest expense on borrowed funds for the three and six months ended June 30, 1999. Interest expense on deposits increased $1.0 million and $2.0 million for the three and six months ended June 30, 1999, compared to the same periods in 1998.

During the first half of 1999, average borrowed funds amounted to $437.1 million compared to $386.5 million during the same period of 1998. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities, trust preferred securities, and loans. The average rate paid on borrowed funds was 5.69% and 5.71% for the three and six months ended June 30, 1999 compared to 5.80% and 5.85% for the same periods in 1998.

Deposit interest expense increased due to an increase in average deposits to $457.9 million for the six month period ended June 30, 1999 compared to $348.4 million for the same period in 1998. The average cost of deposits decreased to 4.03% and 4.03% for the three and six month periods ended June 30, 1999 from 4.18% and 4.13% for the same periods in 1998.

PROVISION FOR LOAN LOSSES

During the second quarter of 1999 a re-evaluation of the general reserve on multi-family loans resulted in a $425,000 credit to the loan loss provision. A provision for loan losses of $150,000 and $300,000 was made for the three and six months ended June 30, 1998. Prior to crediting the loan loss provision, the Company undertook its normal quarterly review of the underlying assumptions used in providing general reserves against the various loan types in its portfolio. It became clear during the quarter that a favorable change had occurred in the fundamentals of the Company's highest risk loan type - urban multi-family loans. Discussions with landlords, realtors and attorneys as well as the Company's loan originators and internal problem loan resolution officer in conjunction with refinancing activity, recent repayment experience, and sales of such properties led the Company to reduce this sector's general reserve allocation to a level commensurate with other commercial real estate. A strong local economy and real estate market combined with urban renewal efforts and new commuter railway access into Boston have helped raise the desirability of such properties to renters and landlords. After reducing the portion of the allowance allocated to this loan type, the Company then found that the unallocated portion of its reserve exceeded its internal limits and thus took a $425,000 credit to the provision for loan losses.

OTHER INCOME

Other income was $1.9 million and $4.2 million for the three and six months ended June 30, 1999 compared to $2.1 million and $3.8 million for the same periods in 1998. The quarter to date decrease reflects an increase of $158,000 in gains from sales of loans offset by an increase of $289,000 in losses on sales of securities. The year to date increase is attributable to a $617,000 increase in gains from sales of loans offset by a $146,000 decrease in net gains on sales of securities. The increase in loan sale gains reflects the growth of People's Mortgage Corporation.

OPERATING EXPENSES

Total operating expenses amounted to $5.4 million and $10.8 million for the three and six months ended June 30, 1999 compared to $4.8 million and $8.9 million for the same periods in 1998.

Salaries and benefits expense increased $585,000 and $1.4 million for the three and six months ended June 30, 1999 compared to the same periods in 1998. The increase in salaries and benefits reflects general salary increases, added lending personnel, and additional PMC staffing.

Occupancy and equipment expense increased $43,000 and $124,000 for the three and six months ended June 30, 1999, compared to the same periods in 1998. Other real estate owned expenses increased $1,000 and $56,000 for the three and six months ended June 30, 1999 compared to the same periods in 1998. Other general and administrative expenses increased $20,000 and $198,000 for the three and six months ended June 30, 1999 compared to the same periods in 1998.

The efficiency ratio for the Company for the three and six month periods ended June 30, 1999, was 56.70% and 57.68%, respectively. For the same periods in 1998, the ratio was 62.54% and $60.64%, respectively. The efficiency ratio for the Company excluding PMC was 45.51% and 46.43% for the three and six months ended June 30, 1999. For the same periods in 1998, the ratio was 55.79% and 56.11%, respectively. Increases in operating expenses are primarily due to additional costs associated with the growth of PMC and increases of salary and benefits.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $1.3 million and $2.5 million in the three and six months ended June 30, 1999 compared to income tax expense of $844,000 and $1.7 million for the same periods in 1998. The effective tax rates for the three and six months ended June 30, 1999 was 35.0%, compared to 36.2% and 36.3% for the same periods in 1998.


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

At June 30, 1999, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at June 30, 1999 was 5.24%, compared to 5.05% at December 31, 1998. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the Company's subordinated debentures is included in total risk-based capital. At June 30, 1999, the Company's risk-based capital ratio was 10.14%. The Company's book value per share was $11.42 at June 30, 1999, $10.44 at December 31, 1998, and $9.79 at June 30, 1998.

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

To become Y2K compliant, the Company is following the Y2K project management guidelines provided by the Federal Financial Institutions Examination Council (FFIEC) interagency statement. The statement outlines five project management phases essential to Y2K preparedness. The five phases and the Company's status in its efforts in completing each follows:

* AWARENESS AND ASSESSMENT PHASES: The Company has completed these initial phases for all systems.

* RENOVATION PHASE: The Company has completed the renovation of mission critical systems.

* VALIDATION PHASE: The Company has completed the validation phase of its Y2K systems.

* IMPLEMENTATION PHASE: The Company has completed the implementation phase of its Y2K systems.

The Company has formed an internal task force, the Y2K Committee, which meets monthly to monitor the progress of the Company's Y2K plan. An outside consultant meets with the head of the Y2K Committee each month to ensure compliance with the Y2K Committee' s schedule.

The Company has initiated formal communications with all of its significant processing vendors to determine the extent to which the Company is vulnerable to the failure of those vendors to become Y2K compliant. All critical vendors are contacted monthly regarding their compliance programs. Based on communications to date, the Company does not anticipate any Y2K problems with respect to critical vendors. Other vendors that the Company determined were less critical were contacted via letter in the assessment phase. Based on communications to date, the Company has made any necessary changes and does not anticipate any Y2K problems with respect to non-critical vendors.

Actual costs for implementing the Company's Y2K plan totaled $7,000 and $10,000 for the three and six months ending June 30, 1999. These costs were charged to earnings as incurred. The Company expects that future costs relating to the implementation of the Y2K plan will not exceed $100,000.

Based on the phases of the Y2K plan completed to date, if the Company is unable to fully implement its Y2K Plan in a timely manner, there is a risk that some internal systems will fail, in which case the Company plans to utilize the systems that are in working order until the non-working systems can be replaced. Noncompliance by third party vendors would have a greater impact on the Company. The Company completed the contingency plan. The contingency plan will be continually monitored and revised, if necessary, due to changes in the status of critical third parties. The Company's contract with its primary third party servicer, BISYS, states that if the BISYS system currently used by the Company is not ready for Y2K, the Company's operations will be converted to BISYS' fully compliant server at no cost to the Company. The Company does not anticipate that this conversion will be necessary.


OTHER INFORMATION

On July 22, 1999, the Company declared a $0.21 dividend to be paid on August 27, 1999 to shareholders of record on August 13, 1999.

People's maintains twelve banking locations in Southeastern Massachusetts and six loan production offices in Massachusetts and Connecticut. People's trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

                            PEOPLE'S BANCSHARES, INC.
                          SUPPLEMENTARY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
                                                          1st Quarter  2nd Quarter  6 Months    3rd Quarter   4th Quarter
                                                             1998         1998        1998          1998         1998       1998
------------------------------------------------------------------------------------------------------------------------------------
Bank income net of premium amortization, security gains     $   0.53   $   0.54     $   1.07      $   0.58     $   0.62      $ 2.27
and non-recurring items
Premium amortization expense (1)                           ($   0.19) ($   0.20)   ($   0.39)    ($   0.09)   ($   0.09)    ($ 0.57)
                                                           -------------------------------------------------------------------------

Bank net income                                             $   0.34   $   0.34     $   0.68      $   0.49         0.53      $ 1.70
Mortgage subsidiary net income, net of non-recurring items  $   0.11   $   0.09     $   0.20      $   0.14         0.17      $ 0.51
                                                           -------------------------------------------------------------------------
Bancshares, net of security gains and non-recurring items   $   0.45   $   0.43     $   0.88      $   0.63         0.70      $ 2.21
Security gains and non-recurring items, net                ($   0.08)  $   0.01    ($   0.07)     $   0.03         0.08      $ 0.04
                                                           -------------------------------------------------------------------------
Reported diluted earnings per share                         $   0.37   $   0.44     $   0.81      $   0.66     $   0.78      $ 2.25
                                                           =========================================================================

Return on average equity                                       16.68%     18.49%       17.61%        26.45%       30.69%      23.33%
Return on average assets                                        0.66%      0.72%        0.69%         1.02%        1.11%       0.89%
Bank efficiency ratio (2)                                      56.44%     55.79%       56.11%        50.37%       51.15%      53.20%
Company efficiency ratio (2)                                   58.61%     62.54%       60.64%        55.36%       55.18%      57.67%
Net interest margin                                             2.56%      2.63%        2.62%         2.83%        2.91%       2.74%
Mortgage company core income as a percentage of
Company core income                                            24.44%     20.93%       22.68%        22.22%       24.29%      23.08%
Gains on sales of loans (in thousands)                      $  1,250   $  1,446     $  2,696        $1,797     $  1,922     $ 6,481
Mortgage loan applications (in thousands)                   $226,597   $185,105     $411,702      $217,596     $234,645     $863,943
Mortgage backlog at end of quarter (in thousands) (3)       $148,331   $140,562                   $165,342     $164,872



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

                            PEOPLE'S BANCSHARES, INC.
                          SUPPLEMENTARY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------
                                                                                      1st Quarter     2nd Quarter     6 Months
                                                                                         1999            1999            1998
------------------------------------------------------------------------------------------------------------------------------
Bank income net of premium amortization, security gains and non-recurring items       $   0.79         $   0.81       $   1.60
Premium amortization expense (1)                                                     ($   0.15)       ($   0.13)     ($   0.28)

Bank net income                                                                       $   0.64         $   0.68       $   1.32
Mortgage subsidiary net income, net of non-recurring items                            $   0.02         $   0.01       $   0.03

Bancshares, net of security gains and non-recurring items                             $   0.66         $   0.69       $   1.35
Security gains and non-recurring items, net                                          ($   0.01)        $   0.03      ($   0.04)

Reported diluted earnings per share                                                   $   0.67         $   0.72       $   1.39


Return on average equity                                                                 25.91%           26.46%         26.20%
Return on average assets                                                                  0.96%            0.99%          0.98%
Bank efficiency ratio (2)                                                                46.50%           45.51%         46.43%
Company efficiency ratio (2)                                                             58.66%           56.70%         57.68%
Net interest margin                                                                       2.87%            2.85%          2.88%
Mortgage company core income as a percentage of Company core income                       3.03%            1.45%          2.22%
Gains on sales of loans (in thousands)                                                $  1,774         $  1,605       $  3,379
Mortgage loan applications (in thousands)                                             $209,795         $206,948       $416,643
Mortgage backlog at end of quarter (in thousands) (3)                                 $135,322         $141,482


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

There has been no material change in the quantitative and qualitative disclosures about market risk as of June 30, 1999 from those presented in the Company's Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K. .

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

     4.3          Articles I and IV of By-laws of the Company (see Exhibit 3.2)

     27           Financial Data Schedule (Filed herewith).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PEOPLE'S BANCSHARES, INC.


     8/12/99                       By:  /s/ Richard S. Straczynski
     ----------                       ----------------------------
     Date                               Richard S. Straczynski
                                        President and Chief Executive Officer



     8/12/99                       By: /s/ Colin C. Blair
     -------                          ----------------------------
     Date                               Colin C. Blair
                                        Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT           DESCRIPTION
-------           -----------

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