Form 10-Q
period 1999-09-30
PEOPLES BANCSHARES INC
filed 1999-11-15
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of September 30, 1999 was 3,331,734.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                    1

Table of Contents                                                              2

PART I. FINANCIAL INFORMATION (*)

        Item 1.  Financial Statements:
                 Consolidated Balance Sheets                                   3
                 Consolidated Statements of Income                             4
                 Consolidated Statements of Changes in Stockholders' Equity    5
                 Consolidated Statements of Cash Flows                         6
                 Notes to Unaudited Consolidated Financial Statements          8

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9

        Item 3   Quantitative and Qualitative Disclosures about Market Risk   17


PART II OTHER INFORMATION                                                     18



SIGNATURES                                                                    19

EXHIBITS                                                                      20

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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1999           1998
                                                      ----------      --------

                                     ASSETS

Cash and due from banks                               $   11,490      $ 19,794
Short-term investments                                        --        16,016
                                                      ----------      --------
   Total cash and cash equivalents                        11,490        35,810
Interest-bearing deposits                                  4,101         2,084
Securities available for sale                             43,153       189,739
Securities held to maturity (fair value of $447,061
  in 1999 and $186,125 in 1998)                          476,718       186,559
Restricted equity securities, at cost                     19,841        19,841
Loans held for sale                                       29,194        63,918
Loans, net of allowance for loans losses of $4,041
  in 1999 and $4,866 in 1998                             417,933       423,778
Other real estate owned, net                                 306           105
Banking premises and equipment, net                       16,633        13,927
Accrued interest receivable                                7,951         6,418
Intangible assets                                          1,565           509
Other assets                                               1,953         1,952
                                                      ----------      --------
         Total assets                                 $1,030,838      $944,640
                                                      ==========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                              $  543,356      $470,887
Borrowed funds                                           427,340       416,900
Mortgagors' escrow accounts                                1,041         1,408
Accrued expenses and other liabilities                     5,863         6,978
Subordinated debentures                                   13,800        13,800
                                                      ----------      --------
   Total liabilities                                     991,400       909,973
                                                      ----------      --------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per
     share; authorized 10,000,000 shares, none
     issued                                                   --            --
   Common stock - par value $0.10 per share;
     authorized 20,000,000 shares; issued
     3,689,734 and 3,675,218 shares                          369           368
   Additional paid-in capital                             23,776        23,683
   Retained earnings                                      22,987        17,948
   Treasury stock, at cost - 358,000 shares in
     1999 and 355,000 shares in 1998                      (6,269)       (6,213)
   Accumulated other comprehensive loss                   (1,425)       (1,119)
                                                      ----------      --------
         Total stockholders' equity                       39,438        34,667
                                                      ----------      --------
         Total liabilities and stockholders' equity   $1,030,838      $944,640
                                                      ==========      ========

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
            --------------------------------------------------------
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended                  Nine Months Ended
                                                                            September 30,                       September 30,
                                                                      -------------------------           -------------------------
                                                                       1999              1998              1999              1998
                                                                      -------           -------           -------           -------
Interest and dividend income:
   Interest and fees on loans                                         $ 8,762           $ 9,729           $25,864           $26,741
   Interest and dividends on investment securities                      9,890             6,305            27,482            17,461
   Interest on short-term investments                                       6                57               247               291
                                                                      -------           -------           -------           -------
      Total interest and dividend income                               18,658            16,091            53,593            44,493
                                                                      -------           -------           -------           -------
Interest expense:
   Interest on deposits                                                 5,350             3,940            14,491            11,073
   Interest on borrowed funds                                           6,253             6,206            18,633            17,428
                                                                      -------           -------           -------           -------
      Total interest expense                                           11,603            10,146            33,124            28,501
                                                                      -------           -------           -------           -------
Net interest income                                                     7,055             5,945            20,469            15,992
Provision (credit) for loan losses                                       (425)              150              (850)              450
                                                                      -------           -------           -------           -------
Net interest income, after provision (credit)
   for loan losses                                                      7,480             5,795            21,319            15,542
                                                                      -------           -------           -------           -------

Other income:
   Customer service fees                                                  308               327               948             1,025
   Gains on sales of securities, net                                       --               767                36               949
   Gains on sales of loans,  net                                        1,643             1,797             5,022             4,559
   Miscellaneous                                                           34                27               142               164
                                                                      -------           -------           -------           -------
      Total other income                                                1,985             2,918             6,148             6,697
                                                                      -------           -------           -------           -------

Operating expenses:
   Salaries and employee benefits                                       3,455             2,655             9,597             7,486
   Occupancy and equipment                                                702               559             1,870             1,603
   Data processing                                                        310               304               935               953
   Professional fees                                                      228               192               752               608
   Other real estate owned, net                                            15                (4)               48               (27)
   Other general and administrative                                     1,329             1,536             3,617             3,524
                                                                      -------           -------           -------           -------
      Total operating expenses                                          6,039             5,242            16,819            14,147
                                                                      -------           -------           -------           -------

Income before income taxes and accounting change                        3,426             3,471            10,648             8,092
Income tax expense                                                      1,088             1,233             3,612             2,910
                                                                      -------           -------           -------           -------
Income before accounting change                                         2,338             2,238             7,036             5,182
Cumulative effect of changing accounting method
   for organizational costs, net of tax                                    --                --                --              (186)
                                                                      -------           -------           -------           -------
Net income                                                            $ 2,338           $ 2,238           $ 7,036           $ 4,996
                                                                      =======           =======           =======           =======

Net income per share:
   Diluted earnings per share                                         $  0.69           $  0.66           $  2.08           $  1.47
   Basic earnings per share                                              0.71              0.68              2.12              1.51
Weighted average shares outstanding -
   assuming dilution for stock options                                  3,389             3,394             3,386             3,386
Weighted average shares outstanding                                     3,332             3,317             3,326             3,308

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           ----------------------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  ---------------------------------------------
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Accumulated
                                                      Additional                                 Other
                                            Common     Paid-in      Retained     Treasury    Comprehensive
                                             Stock     Capital      Earnings       Stock     Income (Loss)     Total
                                            ------    ----------    --------     --------    -------------    -------

Balance at December 31, 1998                 $368      $23,683      $17,948       $(6,213)      $(1,119)      $34,667
                                                                                                              -------

Comprehensive income:
Net income                                     --           --        7,036            --            --         7,036
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                           --           --           --            --          (306)         (306)
                                                                                                              -------
Comprehensive income                                                                                            6,730
                                                                                                              -------
Purchase of treasury stock                     --           --           --           (56)           --           (56)
Cash dividends paid                            --           --       (1,997)           --            --        (1,997)
Exercise of stock options                       1           93           --            --            --            94
                                             ----      -------      -------       -------       -------       -------

Balance at September 30, 1999                $369      $23,776      $22,987       $(6,269)      $(1,425)      $39,438
                                             ====      =======      =======       =======       =======       =======
Balance at December 31, 1997                 $364      $23,400      $12,253       $(6,213)      $   332       $30,136
                                                                                                              -------

Comprehensive income:
Net income                                     --           --        4,996            --            --         4,996
Change in net unrealized gain (loss)
   on securities available for sale,
   after tax effects                           --           --           --            --        (1,369)       (1,369)
                                                                                                              -------
                                                                                                               (1,414)
Comprehensive income                                                                                            3,627
                                                                                                              -------
Cash dividends paid                            --           --       (1,289)           --            --        (1,289)
Exercise of stock options                       3          249           --            --            --           252
                                             ----      -------      -------       -------       -------       -------
Balance at September 30, 1998                $367      $23,649      $15,960       $(6,213)      $(1,037)      $32,726
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

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                      1999                1998
                                                                                    ---------           ---------
Cash flows from operating activities:
   Net income                                                                       $   7,036           $   4,996
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Provision (credit) for loan losses                                                  (850)                450
     Depreciation and amortization                                                      1,032               1,241
     Net amortization (accretion) on securities and purchased loans                    (2,487)             (1,670)
     Gains on sales of securities, net                                                    (36)               (949)
     (Gains) losses on sale of other real estate owned                                     10                 (73)
     Net change in:
       Loans held for sale                                                             34,724              (8,520)
       Other assets, net of other liabilities                                          (3,566)               (660)
                                                                                    ---------           ---------
              Net cash provided (used) by operating activities                         35,863              (5,185)
                                                                                    ---------           ---------

Cash flows from investing activities:
    Net change in interest bearing deposits                                            (2,017)                 --
    Activity in securities available for sale:
      Sales                                                                            70,527             219,174
      Maturities, prepayments, and  calls                                                  --              34,631
      Purchases                                                                       (73,475)           (295,276)
    Activity in securities held to maturity:
      Purchases                                                                      (194,878)            (54,590)
      Maturities, prepayments and calls                                                11,369                  --
    Proceeds from amortization of mortgage-backed securities                           46,061              53,442
    Proceeds from sales of purchased loans                                                 --               8,268
    Loan originations and purchases, net of amortization and payoffs                    5,052             (85,348)
    Proceeds from sales of other real estate owned                                        262                 245
    Additions to banking premises and equipment                                        (3,667)             (1,520)
                                                                                    ---------           ---------
           Net cash used in investing activities                                     (140,766)           (120,974)
                                                                                    ---------           ---------

Cash flows from financing activities:
    Net increase in deposits                                                           72,469              65,630
    Net increase (decrease) in borrowings with maturities of three months or less       6,140             (17,250)
    Proceeds from issuance of borrowings with maturities in excess of three months     43,500             249,700
    Repayment of borrowings with maturities in excess of three months                 (39,200)           (175,500)
    (Decrease) increase in mortgagors' escrow accounts                                   (367)                111
    Proceeds from exercise of stock options                                                94                 252
    Payments to acquire treasury stock                                                    (56)                 --
    Cash dividends                                                                     (1,997)             (1,289)
                                                                                    ---------           ---------
       Net cash provided by financing  activities                                      80,583             121,654
                                                                                    ---------           ---------
Net change in cash and cash equivalents                                               (24,320)             (4,505)
Cash and cash equivalents at beginning of period                                       35,810              30,693
                                                                                    ---------           ---------
Cash and cash equivalents at end of period                                          $  11,490           $  26,188
                                                                                    =========           =========


Supplementary information:
   Interest paid                                                                    $  33,165           $  28,278
   Income taxes paid                                                                    4,972               2,908
   Transfer from loans to other real estate owned, net                                    473                 163
   Change in due to/from brokers, net                                                      99               3,588
   Transfers from securities available for sale to securities
     held to maturity                                                                 150,261                  --

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

     (1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

           The Consolidated Balance Sheet as of September 30, 1999, and the Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the periods ended September 30, 1999 and 1998 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

           The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1998.


     (2)   EARNINGS PER SHARE
           ------------------

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

     (3)   ACQUISITIONS
           ------------

           People's Bancshares wholly-owned subsidiary, People's Mortgage Corporation ("PMC") acquired Maryland based Allied Bancshares Mortgage Group ("Allied") effective September 1, 1999. Selected fixed and prepaid assets were purchased for approximately $2.3 million, a $1.1 million premium over fair value, which will be amortized against income over a 10 year period.

           Additional purchase payouts to the sellers of Allied will be contingent upon pre-set profit targets and will reduce pre-tax income. Allied, like People's Mortgage, does not retain servicing. Allied's loan production has historically averaged to be over 60% FHA/VA lending which allows it currently to achieve gross margins after commissions of approximately 200 basis points. Both the percentage of government lending and gross margins are significantly above industry standards. Allied earned $2.3 million pre-tax for its fiscal year ended October 31, 1998. It is expected that Allied had earned $0.8 million pre-tax for the ten months ended August 31, 1999. Fiscal 1998 production volumes were $514 million of which refinancing activity represented under 30%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

ASSETS

The Company's total assets at September 30, 1999 were $1.0 billion, an increase of $86.2 million from December 31, 1998. This increase includes an increase of $145.6 million in investment securities consisting primarily of mortgage-backed and trust preferred securities offset by a decrease of $41.4 million in loans and loans held for sale as a result of prepayments and a decrease of $24.3 million in cash and cash equivalents.

LOANS

Loans held for sale decreased $34.7 million primarily as a result of seasonal mortgage banking activity and a slowdown in refinancing activity. The Company's loans were as follows:

                                                September 30, December 31,
                                                    1999          1998
                                                  --------      --------
                                                      (in millions)
       Residential mortgage loans, including
              home equity loans                   $309,078      $343,017
       Commercial, commercial real estate
           and construction loans                  107,869        80,375
       Consumer loans                                5,027         5,252
                                                  --------      --------
           Total                                  $421,974      $428,644
                                                  ========      ========

DEPOSITS

Total deposits increased $72.5 million to $543.4 million at September 30, 1999 from $470.9 million at December 31, 1998. The increase in deposits reflects a $32.1 million increase in IRAs and time certificates of deposit, and a $48.0 million increase in municipal deposits, which were partially offset by a $7.6 million decrease in savings and demand deposits.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been established to absorb estimated losses in the loan portfolio. The provision (credit) for loan losses and the level of the allowance are evaluated periodically by management and the Board of Directors. These provisions (credits) are the results of the Company's internal loan review, historical loan loss experience, trends in delinquent and non-accrual loans, known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, collateral values, an estimate of potential loss exposure on significant credits, concentrations of credit, and economic conditions based on facts then known.

Periodically, management reviews the portfolio, classifying each loan into categories by assessing the degree of risk involved. Considering this review, the Company establishes the adequacy of its allowance and necessary adjustments are charged (credited) to operations through the provision for loan losses. Loan losses are charged against the allowance when management believes the collectibility of the loan balance is unlikely.

The allowance is an estimate. Ultimate losses may vary from current estimates and future additions to the allowance may become necessary. In addition, regulatory agencies, as an integral part of their examination process, review the Company's allowance and may require the Company to provide additions to the allowance based on their assessment, which may differ from management's.

At September 30, 1999, the Company's allowance for loan losses totaled $4.0 million or 0.96% of total loans and 875% of non-performing loans compared to $4.9 million or 1.14% of total loans and 321% of non-performing loans at December 31, 1998, and compared to $4.6 million or 0.99% of total loans and 239% of non-performing loans at September 30, 1998. Net recoveries for the nine months ended September 30, 1999 were $25,000. Net charge-offs for the three months ended September 30, 1999 were $44,000 compared to net charge-offs of $82,000 and $180,000 for the three and nine months ended September 30, 1998.

Non-performing assets were $768,000 or 0.07% of total assets at September 30, 1999 compared to $1.6 million or 0.17% of total assets at December 31, 1998 and $2.0 million or 0.23% of total assets at September 30, 1998.


RESULTS OF OPERATIONS
---------------------

EARNINGS

People's Bancshares, Inc. recognized net income of $2.3 million or $0.69 diluted earnings per share for the quarter ended September 30, 1999 compared to $2.2 million or $0.66 diluted earnings per share for the quarter ended September 30, 1998. Basic earnings per share were $0.71 for the three months ended September 30, 1999 compared to $0.68 for the three months ended September 30, 1998.

There were no investment securities gains or losses in the third quarter of 1999. In the nine months ended September 30, 1999, the Company recognized $36,000 in net gains on sales of securities compared to net gains of $767,000 and $949,000 in the three and nine months ended September 30, 1998. Diluted earnings per share excluding securities gains, losses and non-recurring items would have been $0.69 for the three months ended September 30, 1999 compared to $0.63 for the three months ended September 30, 1998. In the three months ended September 30, 1999 there were offsetting non-recurring items of $425,000 credit to loan losses and $430,000 for the first month losses at the recently purchased Allied Bancshares Mortgage Corporation. Non-recurring items for the third quarter of 1998 were primarily related to write-offs of intangibles.


OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and of its mortgage banking subsidiary, People's Mortgage Corporation ("PMC"), which has resulted in the Company increasing its asset size from $762.9 million at December 31, 1997 to $1.0 billion at September 30, 1999. Operating results have been significantly affected by the Bank's increasing average investments to $497.4 million during the first nine months of 1999, compared to $315.1 million during the first nine months of 1998. This growth in earning assets was funded by the Bank increasing its average deposits and average borrowings to $475.7 million and $435.9 million in the first nine months of 1999, compared to $356.2 million and $399.2 million in the first nine months of 1998. Operating results have also been significantly affected by the growth of PMC, including the purchase of Allied on September 1, 1999. Gains on sales of loans were $5.0 million, net interest and other income was $ 1.2 million, operating expenses were $6.5 million, and income (loss) before taxes was ($185,000) from PMC operations in the first nine months of 1999 compared to $4.6 million, $1.8 million, $4.8 million, and $1.6 million, respectively, in the corresponding period of 1998. Included in the 1999 third quarter results of PMC are $430,000 of first month losses at Allied. In the first month of operations a mortgage company's expenses and income are mismatched. Under generally accepted accounting principles for mortgage companies, operating expenses are accrued while gains on sales of loans are recognized when sales are funded.

In addition, operating results have been affected by mortgage refinancings. Mortgage refinancings adversely affect the Company's net interest margin due to the resulting write-offs of purchase premiums associated with mortgage-backed securities and purchased residential mortgage loans. The amortization and write-offs of such premiums amounted to a $0.09 and $0.37 charge against earnings for the three and nine months ended September 30, 1999, compared to $0.09 and $0.48 for the same periods in 1998. Reduced refinancing activity contributed to PMC decreasing its diluted earnings per share contribution to $0.01 and $0.04 for the three and nine months ended September 30, 1999, from $0.14 and $0.34 for the same periods in 1998.

Return on average assets was 0.91% and 0.95%, and return on average equity was 24.13% and 25.48% for the three and nine months ended September 30, 1999. Return on average assets was 1.02% and 0.81% and return on average equity was 26.45% and 20.72% for the same periods in 1998. Net income amounted to $2.3 million and $7.0 million or $0.69 and $2.08 per diluted share for the three and nine months ended September 30, 1999 compared to net income of $2.2 million and $5.0 million or $0.66 and $1.47 per diluted share for the same periods in 1998. Basic earnings per share were $0.71 and $2.12 per share for the three and nine months ended September 30, 1999, compared to $0.68 and $1.51 per share for the same periods in 1998.

NET INTEREST INCOME

Net interest income increased $1.1 million and $4.5 million for the three and nine months ended September 30, 1999, compared to the same periods in 1998. This change resulted mostly from increased average earning assets. For the first nine months of 1999, average earning assets increased 20% compared to the same period in 1998.

Interest and dividend income increased to $18.7 million and $53.6 million for the three and nine months ended September 30, 1999 from $16.1 million and $44.5 million for the same periods in 1998. The yield on average earning assets decreased to 7.47% for the three months ended September 30, 1999 from 7.61% for the same period in 1998. The yield on average earning assets for the nine months ended September 30, 1999 and 1998 was 7.48% and 7.47%, respectively. Yields on loans were 7.65% and 7.55% for the three and nine months ended September 30, 1998, compared to 7.68% and 7.58% for the same periods in 1999. Yields on investments decreased to 7.29% and 7.39% for the three and nine months ended September 30, 1999, compared to 7.58% and 7.41% for the same periods in 1998.

Interest expense increased to $11.6 million and $33.1 million for the three and nine months ended September 30, 1999 from $10.1 million and $28.5 million for the same periods in 1998. This increase was due to a $47,000 and $1.2 million increase in interest expense on borrowed funds for the three and nine months ended September 30, 1999. Interest expense on deposits increased $1.4 million and $3.4 million for the three and nine months ended September 30, 1999, compared to the same periods in 1998.

During the first nine months of 1999, average borrowed funds amounted to $435.9 million compared to $399.2 million during the same period of 1998. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities, trust preferred securities, and loans. The average rate paid on borrowed funds was 5.72% for the three and nine months ended September 30, 1999 compared to 5.80% and 5.84% for the same periods in 1998.

Deposit interest expense increased due to an increase in average deposits to $475.7 million for the nine month period ended September 30, 1999 compared to $356.2 million for the same period in 1998. The average cost of deposits decreased to 4.15% and 4.07% for the three and nine month periods ended September 30, 1999 from 4.20% and 4.16% for the same periods in 1998.

PROVISION FOR LOAN LOSSES

A $425,000 credit to the loan loss provision was taken in the third quarter of 1999 as a result of a continuing trend of decreased non-performing loans and fundamental changes in local real estate conditions which caused our unallocated portion of the allowance to exceed our upper limit. During the second quarter of 1999 a re-evaluation of the general reserve on multi-family loans resulted in a $425,000 credit to the loan loss provision. A provision for loan losses of $150,000 and $450,000 was made for the three and nine months ended September 30, 1998.

OTHER INCOME

Other income was $2.0 million and $6.1 million for the three and nine months ended September 30, 1999 compared to $2.9 million and $6.7 million for the same periods in 1998. The quarter to date decrease reflects a decrease of $154,000 in gains from sales of loans and a decrease of $767,000 in gains on sales of securities. The year to date decrease is attributable to a $463,000 increase in gains from sales of loans offset by a $913,000 decrease in net gains on sales of securities and a $77,000 decrease in customer service fees. The increase in loan sale gains reflects the growth of People's Mortgage Corporation.

OPERATING EXPENSES

Total operating expenses amounted to $6.0 million and $16.8 million for the three and nine months ended September 30, 1999 compared to $5.2 million and $14.1 million for the same periods in 1998.

Salaries and benefits expense increased $800,000 and $2.1 million for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The increase in salaries and benefits reflects general salary increases, added lending personnel, additional PMC staffing, and the addition of Allied employees.

Occupancy and equipment expense increased $143,000 and $267,000 for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Other real estate owned expenses increased $19,000 and $75,000 for the three and nine months ended September 30, 1999 compared to the same periods in 1998. Other general and administrative expenses decreased $207,000 for the three months ended September 30, 1999 compared to the same period in 1998. Other general and administrative expenses increased $93,000 for the nine months ended September 30, 1999, compared to the same period in 1998.

The efficiency ratio for the Company for the three and nine month periods ended September 30, 1999, was 59.61% and 58.34%, respectively. For the same periods in 1998, the ratio was 55.36% and $58.68%, respectively. The efficiency ratio for the Company excluding PMC was

48.84% and 47.25% for the three and nine months ended September 30, 1999. For the same periods in 1998, the ratio was 50.37% and 54.01%, respectively. Increases in operating expenses are primarily due to additional costs associated with the growth of PMC and increases of salary and benefits.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $1.1 million and $3.6 million in the three and nine months ended September 30, 1999 compared to income tax expense of $1.2 million and $2.9 million for the same periods in 1998. The effective tax rates for the three and nine months ended September 30, 1999 were 32% and 34%, respectively, compared to 36% for the same periods in 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

At September 30, 1999, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at September 30, 1999 was 5.14%, compared to 5.05% at December 31, 1998. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the Company's subordinated debentures is included in total risk-based capital. At September 30, 1999, the Company's risk-based capital ratio was 10.07%. The Company's book value per share was $11.84 at September 30, 1999, $10.44 at December 31, 1998, and $9.87 at
September 30, 1998.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

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

To become Y2K compliant, the Company is following the Y2K project management guidelines provided by the Federal Financial Institutions Examination Council (FFIEC) interagency statement. The statement outlines five project management phases essential to Y2K preparedness. The five phases, awareness, assessment, renovation, validation and implementation, have been completed by the Company.

The Company has formed an internal task force, the Y2K Committee, which meets monthly to monitor the progress of the Company's Y2K plan. An outside consultant meets with the head of the Y2K Committee each month to ensure compliance with the Y2K Committee' s schedule.

The Company has initiated formal communications with all of its significant processing vendors to determine the extent to which the Company is vulnerable to the failure of those vendors to become Y2K compliant. All critical vendors are contacted monthly regarding their compliance programs. Based on communications to date, the Company does not anticipate any Y2K problems with respect to critical vendors. Other vendors that the Company determined were less critical were contacted via letter in the assessment phase. Based on communications to date, the Company has made any necessary changes and does not anticipate any Y2K problems with respect to non-critical vendors. However, the Company has no means of ensuring that such parties will be Y2K ready.

Actual costs for implementing the Company's Y2K plan totaled $2,000 and $12,000 for the three and nine months ending September 30, 1999. These costs were charged to earnings as incurred. The Company expects that future costs relating to the implementation of the Y2K plan will not exceed $100,000.

Based on the phases of the Y2K plan completed to date, management believes there is a minimal risk that internal systems will fail. However, noncompliance by third party vendors would have a greater impact on the Company. The Company has developed a contingency plan for critical applications and procedures, which includes timetables and various alternatives based on the failure of a system(s). The contingency plan is continually monitored and refined. The Company's contract with its primary third party servicer, BISYS, states that if the BISYS system currently used by the Company is not ready for Y2K, the Company's operations will be converted to BISYS' fully compliant server at no cost to the Company. The Company does not anticipate that this conversion will be necessary.


OTHER INFORMATION
-----------------

On October 27, 1999, the Company declared a $0.21 dividend to be paid on December 3, 1999 to shareholders of record on November 19, 1999.

People's maintains twelve banking locations in Southeastern Massachusetts and 20 loan production offices in Massachusetts, Connecticut, Maryland, Virginia, and Florida. People's trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

                            PEOPLE'S BANCSHARES, INC.
                          SUPPLEMENTARY FINANCIAL DATA

                                                              --------------------------------------------------------------------
                                                              1st Quarter  2nd Quarter  3rd Quarter  9 months  4th Quarter
                                                                 1998         1998         1998        1998       1998        1998
                                                              --------------------------------------------------------------------
Bank income net of premium amortization, security gains and
  non-recurring items                                             $0.53        $0.54        $0.58       $1.65      $0.62      $2.27
Premium amortization expense (1)                                 ($0.19)      ($0.20)      ($0.09)     ($0.48)    ($0.09)    ($0.57)
                                                                  -----        -----        -----       -----      -----      -----
Bank net income                                                   $0.34        $0.34        $0.49       $1.17      $0.53      $1.70
Mortgage subsidiary net income, net of non-recurring items        $0.11        $0.09        $0.14       $0.34      $0.17      $0.51
                                                                  -----        -----        -----       -----      -----      -----
Bancshares, net of security gains and non-recurring items         $0.45        $0.43        $0.63       $1.51      $0.70      $2.21
Security gains and non-recurring items, net                      ($0.08)       $0.01        $0.03      ($0.04)     $0.08      $0.04
                                                                  -----        -----        -----       -----      -----      -----
Reported diluted earnings per share                               $0.37        $0.44        $0.66       $1.47      $0.78      $2.25
                                                                  =====        =====        =====       =====      =====      =====

Return on average equity                                          16.68%       18.49%       26.45%      20.72%     30.69%     23.33%
Return on average assets                                           0.66%        0.72%        1.02%       0.81%      1.11%      0.89%
Bank efficiency ratio (2)                                         56.44%       55.79%       50.37%      54.01%     51.15%     53.20%
Company efficiency ratio (2)                                      58.61%       62.54%       55.36%      58.68%     55.18%     57.67%
Net interest margin                                                2.56%        2.63%        2.83%       2.68%      2.91%      2.74%
Mortgage company core income as a percentage of Company
  core income                                                     24.44%       20.93%       22.22%      23.81%     24.29%     23.08%
Gains on sales of loans (in thousands)                         $  1,250     $  1,446     $  1,797    $  4,559   $  1,922   $  6,481
Mortgage loan applications (in thousands)                      $226,597     $185,105     $217,596    $629,298   $234,645   $863,943
Mortgage backlog at end of quarter (in thousands) (3)          $148,331     $140,562     $165,342               $164,872

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

                            PEOPLE'S BANCSHARES, INC.
                          SUPPLEMENTARY FINANCIAL DATA

                                                                                -----------------------------------------------
                                                                                1st Quarter  2nd Quarter  3rd Quarter  9 Months
                                                                                   1999         1999         1999        1999
                                                                                -----------------------------------------------
Bank income net of premium amortization, security gains and non-recurring items     $0.79        $0.81        $0.77       $2.37
Premium amortization expense (1)                                                   ($0.15)      ($0.13)      ($0.09)     ($0.37)
                                                                                    -----        -----        -----       -----
Bank net income                                                                     $0.64        $0.68        $0.68       $2.00
Mortgage subsidiary net income, net of non-recurring items                          $0.02        $0.01        $0.01       $0.04
                                                                                    -----        -----        -----       -----
Bancshares, net of security gains and non-recurring items                           $0.66        $0.69        $0.69       $2.04
Security gains and non-recurring items, net                                         $0.01        $0.03           --       $0.04
                                                                                    -----        -----        -----       -----
Reported diluted earnings per share                                                 $0.67        $0.72        $0.69       $2.08
                                                                                    =====        =====        =====       =====

Return on average equity                                                            25.91%       26.46%       24.13%      25.48%
Return on average assets                                                             0.96%        0.99%        0.91%       0.95%
Bank efficiency ratio (2)                                                           46.50%       45.51%       48.84%      47.25%
Company efficiency ratio (2)                                                        58.66%       56.70%       59.61%      58.34%
Net interest margin                                                                  2.87%        2.85%        2.82%       2.86%
Mortgage company core income as a percentage of Company core income                  3.03%        1.45%        1.45%       1.96%
Gains on sales of loans (in thousands)                                           $  1,774     $  1,605     $  1,643    $  5,022
Mortgage loan applications (in thousands)                                        $209,795     $206,948     $180,632    $597,375
Mortgage backlog at end of quarter (in thousands) (3)                            $135,322     $141,482     $172,579

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

There has been no material change in the quantitative and qualitative disclosures about market risk as of September 30, 1999 from those presented in the Company's Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K.

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

    4.3           Articles I and IV of By-laws of the Company (see Exhibit 3.2)


   10.1 Asset Purchase Agreement, dated August 5, 1999, by and among Peoples Mortgage Corporation, Allied Bancshares Mortgage Group, LLC and the members of Allied Bancshares Mortgage Group, LLC. (Filed herewith)

   10.2 Employment Agreement, dated as of September 1, 1999, by and between People's Mortgage Corporation and
                  Richard G. Reese, Jr. (Filed herewith)

   27             Financial Data Schedule (Filed herewith).

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEOPLE'S BANCSHARES, INC.


 11/15/99                             By: /s/ Richard S. Straczynski
----------------                         ---------------------------------------
Date                                     Richard S. Straczynski
                                         President and Chief Executive Officer




 11/15/99                             By: /s/ Colin C. Blair
----------------                         ---------------------------------------
Date                                     Colin C. Blair
                                         Chief Financial Officer

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

    4.3           Articles I and IV of By-laws of the Company (see Exhibit 3.2)

   10.1 Asset Purchase Agreement, dated August 5, 1999, by and among Peoples Mortgage Corporation, Allied Bancshares Mortgage Group, LLC and the members of Allied Bancshares Mortgage Group, LLC. (Filed herewith)

   10.2 Employment Agreement, dated as of September 1, 1999, by and between People's Mortgage Corporation and
                  Richard G. Reese, Jr. (Filed herewith)

   27             Financial Data Schedule (Filed herewith).