Form 10-K
period 1999-12-31
PEOPLES BANCSHARES INC
filed 2000-03-30
CIK 77371

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

For the fiscal year ended          DECEMBER 31, 1999
                                   -----------------

                                       Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission file number              0-7449
                                    ------


                            PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                       04-3272233
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

545 PLEASANT STREET
NEW BEDFORD, MASSACHUSETTS                                      02740
----------------------------------------                  -------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code          (508) 991-2601
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

                        YES  [X]           NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock $0.10 par value per share ("Common Stock") on March 15, 2000 on the Nasdaq National Market was $40,236,296. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. As of March 15, 2000, 3,261,734 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2000 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for 1999 are incorporated by reference into Part II of this Form 10-K.

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

     The Bank. The Bank was chartered as a Massachusetts mutual savings bank on February 6, 1895. On October 30, 1986, the Bank converted to a Massachusetts chartered savings bank in stock form. The Bank is engaged principally in the business of attracting deposits from individuals, businesses and governments, and investing those funds in residential and commercial mortgages, consumer, commercial and construction loans and investments, consisting primarily of mortgage-backed securities and trust preferred securities. The Bank originates loans for investment with the exception of residential mortgage loans. The Bank and its mortgage banking subsidiary originate 1-4 family residential loans primarily for sale in the secondary market, generally with the servicing rights of such loans. The Bank sold 97%, 97%, and 92% of its 1-4 family residential loan originations, including table funded loans, in 1999, 1998, and 1997, respectively. Loans sold are originated by the Bank's mortgage banking subsidiary, People's Mortgage Corporation ("PMC"), on which PMC has obtained purchase commitments from investors prior to funding.

     The Bank actively manages the purchase and sale of investments and loans which are serviced by third parties. These purchases are funded by FHLB advances, repurchase agreements, and municipal deposits. Such leveraged assets amounted to $661.3 million, $558.5 million and $414.0 million at December 31, 1999, 1998 and 1997, respectively. The Bank's revenues are derived principally from interest on its loans, interest and dividends on its investment securities, customer fees, and gains on residential mortgage loan sales. The Bank's primary sources of funds are customer deposits, amortization and repayment of loan and investment principal, interest and dividends on loans and investments, maturity or sale of investment securities, collateralized borrowings and proceeds from the sale of loans. The Bank offers a variety of deposit accounts, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposits and various retirement accounts.

     The Bank has eight wholly-owned subsidiaries. PMC, which was organized in March 1995, acts as the mortgage banking subsidiary of the Bank. PSB Security Corporation I, II, and III, organized in February 1996, are "security corporations" for Massachusetts tax purposes, and are subject to a more favorable tax rate on income derived from securities held in them. PSB Securities Corporation I was active until December 31, 1998 and PSB Securities Corporation II and III were activated in January 1999. The remaining subsidiaries of the Bank, are primarily engaged in the management and sale of foreclosed real estate.

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

     -    Reducing non-interest expenses

     -    Increasing fee-based revenues

     -    Providing superior customer service in a cost-effective manner

     -    Achieving growth through carefully chosen acquisitions

     Improving Asset Quality. At December 31, 1994, the Bank's non-performing assets amounted to $5.6 million, or 2.40% of total assets and 27.59% of total equity and loan loss allowances. The ratio of the allowance for loan losses, as adjusted to reflect the adoption of SFAS 114, to non-performing loans at December 31, 1994 was 67.8%. The Bank's asset quality reflected a weak regional economy and a depressed local real estate market. The Bank had to this point specialized in multi-family and commercial real estate lending, two areas that were especially adversely affected by such economic conditions. During the next 60 months, the Bank was able to reduce non-performing assets by 86%. At December 31, 1999, the Bank's non-performing assets were $788,000, or 0.07% of total assets, and 1.8% of total equity and loan loss allowances. The ratio of the allowance for loan losses to non-accrual loans was 814%. The Bank achieved these results through efforts to resolve existing credit problems and to avoid future problems through a restructuring of the lending function.

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

     Managing Interest Rate Risk. The Bank's Investment Committee, which includes five outside directors, meets quarterly to monitor interest rate risk. Management uses a computer based asset/liability management earnings simulation model. This model measures changes in net interest income by projecting the future composition of the Bank's interest-earning assets and interest-bearing liabilities and assessing the effect of rising, flat, and declining interest rate scenarios within a two year horizon. The simulation model allows the Bank to measure the effects of changing interest rate environments on net interest margins, net income, capital, and liquidity. Management's strategy is to adjust its assets and liabilities to diminish future possible adverse effects of extreme changes in interest rates and to limit interest rate risk by matching interest-earning assets and interest-bearing liabilities. Management will from time to time allow some imbalance in the matching of interest-earning assets and interest-bearing liabilities. Beginning in 1992, the Bank matched the pricing of its deposit liabilities with the pricing of other banks throughout Massachusetts as opposed to its local market competition. The Bank faces substantial competition in its immediate deposit-gathering market from community credit unions, which, because of their lack of state or federal taxation, are able to offer higher deposit rates. By establishing its rates with reference to a wider market, the Bank has been able to maintain competitive deposit rates and meet commercial credit demands. The Bank also has aggressively pursued municipal deposits as an alternative to higher rate borrowings.

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

     Reducing Non-Interest Expenses. The Bank has worked to reduce its cost structure through a restructuring of its operations and through cost reductions. During the last several years the Bank has used competitive bids for its third-party services and supply contracts, which has contributed to the significant improvement in the Bank's efficiency ratio from 60.3% for the year ended December 31, 1994 to 48.3% for the year ended December 31, 1999. Consolidated efficiency ratios are heavily influenced by the profitability of People's Mortgage Company, which can be volatile.

     Increasing Fee-Based Revenues. The Bank continues to review options to increase revenue. Along with the match-funded investment program discussed above, the Bank continues its efforts to increase revenues through mortgage banking activities. The Bank's mortgage-banking subsidiary, People's Mortgage Corporation, sells most of its mortgage loan origination volume into the secondary market and does not retain the servicing rights. The Bank believes that it is not large enough to make loan servicing a profitable venture. In 1994, the Bank originated $17.2 million in new mortgage loans of which $6.4 million were sold in the secondary market. The Bank originated $88.3 million, $229.4 million, $349.7 million, $688.9 million, and $610.1 million in new mortgage loans in 1995, 1996, 1997, 1998, and 1999, respectively, of which $63.6 million, $194.2 million, $322.2 million, $668.2 million and $591.8 million, respectively, were sold in the secondary market, including table funded loans. People's Mortgage Corporation currently has fifteen loan origination offices located in Massachusetts, Rhode Island, Connecticut, Maryland and Virginia. The offices located in Florida were closed in January 2000 in conjunction with a restructuring of PMC.

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


RECENT DEVELOPMENTS

     PMC continued its branch expansion in 1999. On September 1, 1999, PMC purchased selected prepaid and fixed assets of Allied Bancshares Mortgage Group, LLC ("Allied") for $1.0 million over fair value extending the franchise to Maryland and Virginia.

In 1998, the Bank restructured its branch operations to eliminate underperforming branches and relocate to more desirable market areas. In 1998 the Bank closed the smallest of its three Taunton branches and opened a commercial loan office in Brockton. Also, the construction of a new Brockton branch was completed in 1999 and a small Brockton branch was closed in early 1999. PMC opened a branch in Rhode Island in 1998.

     On July 17, 1997, the Company repurchased 355,000 common shares or 10% of its outstanding stock as of June 30, 1997, at an average cost of $17.50 in an open market transaction under a repurchase program announced on July 15, 1997. The Company announced a second stock repurchase plan on September 1, 1998, allowing the repurchase of up to 10% of its currently outstanding common stock over an eighteen month period. The Company repurchased 3,000 shares under this plan as of December 31, 1999 and an additional 67,500 shares in 2000.

     On June 26, 1997, the Company raised total proceeds of $13.8 million in a sale of subordinated debentures to People's Bancshares Capital Trust which funded the purchase through a public offering of 1.38 million trust preferred securities with a liquidation value of $10 each. Using interest payments made by the Company on the debentures, the Trust pays quarterly dividends to preferred security holders. The annual percentage rate of interest payable on the subordinated debentures and distributions payable on the preferred securities is 9.76%. Dividends on the preferred securities are cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in June 2027 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as June 2002. The subordinated debt may be included in regulatory Tier 1 capital subject to a limitation that such amounts not exceed 25% of Tier 1 capital. All such subordinated debt may be included in total risk-based capital at December 31, 1999.

MARKET AREA AND COMPETITION

     The Bank's main office is located in Easton, Massachusetts. The Bank also has eleven other branch offices and one commercial loan office in Massachusetts, three of which are located in the Plymouth County community of Brockton, one of which is located in the Norfolk County community of Stoughton, two of which are located in the Bristol County community of Taunton, two of which are located in the Bristol County community of New Bedford, and one of which is located in each of the Bristol County communities of Mansfield, Mattapoisett and South Dartmouth. In 1996, the Bank relocated its service center to New Bedford, Massachusetts. The Bank's primary market area is the City of Brockton, City of New Bedford, and surrounding towns, including portions of Plymouth, Norfolk, and Bristol counties. In addition, the Bank conducts its residential lending activities principally in southern New England, Maryland and Virginia through its mortgage banking subsidiary, People's Mortgage Corporation.

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


REGULATION OF THE COMPANY AND THE BANK

     The Company. As a business corporation incorporated under Massachusetts law, the Company is subject to regulation by the Secretary of State of Massachusetts and the rights of its stockholders are governed by Massachusetts corporate law. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act.

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

     At December 31, 1999, the Bank was in compliance with all minimum Federal regulatory capital requirements which are generally applicable to FDIC-insured banks. As of such date, the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratio equaled 9.33% and 10.04%, respectively, and Tier 1 leverage capital ratio equaled 5.09%.

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

     Regulation Under Federal Securities Laws. The Company's common stock is registered under the Securities Exchange Act of 1934 ("Exchange Act"), which is administered by the Securities and Exchange Commission ("SEC"). Pursuant to the Exchange Act, the Company files annual, quarterly and periodic reports with the SEC. The Company's officers and directors are also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act as administered by the SEC.

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

     At December 31, 1999, the Bank had net loans and loans held for sale of $436.9 million of which $420.6 million, or 96%, were mortgage loans. The Bank also had $20.5 million of other loans not secured by real estate composed of commercial and consumer loans other than home equity loans. Of the Bank's total loans and loans held for sale, 74% were secured by 1-4 family residential mortgages, 15% by commercial properties, 2% by multi-family properties, and 4% represent residential construction loans. Of the Bank's loans not secured by real estate, 3% of total loans are small business commercial loans not secured primarily by commercial real estate and 1% of total loans are to consumers.

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


                                                               At December 31,
                                          ------------------------------------------------------------
                                            1999         1998          1997       1996          1995
                                          --------     --------      --------    --------     --------
                                                            (Dollars in thousands)

Mortgage Loans:
   Residential 1-4 family                 $290,195     $321,612      $293,402    $160,730     $ 67,641
   Residential multi-family                  9,455       11,264        11,030      11,217        9,366
   Commercial real estate                   67,018       54,104        44,714      44,149       30,019
   Construction                             24,387       20,118        11,162       7,359        8,459
   Equity lines of credit                   11,105       10,197        10,152      10,297        7,274
                                          --------     --------      --------    --------     --------
     Total principal balances              402,160      417,295       370,460     233,752      122,759
   Deferred loan origination (fees)
      costs,  net                             (166)         (56)         (113)        (49)          57
   Less undisbursed amount
     of loans in process                    (5,231)      (4,975)       (2,239)     (1,450)      (3,623)
                                          --------     --------      --------    --------     --------
       Total mortgage loans                396,763      412,264       368,108     232,253      119,193
                                          --------     --------      --------    --------     --------
Other Loans:
   Retail installment sales contracts          294          375           915       1,830        2,620
   Consumer                                  5,043        4,806         5,007       6,161        2,423
   Commercial lines of credit                5,614        5,030         6,089       5,622        3,462
   Commercial loans                          9,525        6,098         6,433       4,838        5,597
   Education                                    72           71           146         207          296
                                          --------     --------      --------    --------     --------
     Total other loans                      20,548       16,380        18,590      18,658       14,398
                                          --------     --------      --------    --------     --------
       Total loans                         417,311      428,644       386,698     250,911      133,591

Allowance for loan losses                   (4,096)      (4,866)       (4,291)     (4,716)      (3,813)
                                          --------     --------      --------    --------     --------
     Loans, net                           $413,215     $423,778      $382,407    $246,195     $129,778
                                          ========     ========      ========    ========     ========


     At December 31, 1999, the Bank had 26 credit relationships exceeding $1 million in size that aggregated $50.4 million or 12% of total loans. All of these relationships are composed of performing loans. All non-performing credit relationships are under $500,000.

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

     Before 1995, the Bank originated loans through its retail branch system. In 1995, the Bank formed a wholly owned subsidiary, People's Mortgage Corporation ("PMC"). Through PMC, the Bank seeks to expand its residential loan origination market share and profitably increase revenues from loan sales. PMC approves new loans only after obtaining purchase commitments from investors. Currently, PMC secures such commitments on a loan-by-loan basis. PMC uses commissioned loan originators to obtain 1-4 family residential mortgages based upon investors' underwriting standards, which may differ from those of the Bank. The Bank's strategy is to sell new loans originated by PMC in the secondary market, including the related servicing rights. However, as part of its asset/ liability management strategy, or to accommodate borrowers who desire a local servicer, the Bank may buy 1-4 family residential mortgages from PMC. The Bank's policy is to purchase ARMs that meet FNMA or FHLMC underwriting guidelines, except that loans may exceed the maximum loan limits of FNMA or FHLMC. In 1996, the Bank began to purchase residential mortgage loans with servicing retained by the seller. During 1996, 1997, 1998, and 1999, the Bank purchased $13.2 million, $146.6 million, $174.7 million, and $48.0 million, respectively, of these loan packages, which include loans originated throughout the United States. These purchased 1-4 family residential loan packages exhibit many of the characteristics of mortgage-backed securities except that the Bank earns a higher yield for assumption of credit risk.

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

     At December 31, 1999, 74% of the Bank's total loans and loans held for sale were secured by 1-4 family residential mortgages, of which 70% were ARMs. Generally, ARMs pose credit risks that differ from the risks inherent in fixed-rate loans because the borrower's payments rise as interest rates rise, thereby increasing the potential for default. However, long-term fixed-rate mortgages expose the Bank to higher interest-rate risk.

     Commercial Real Estate Lending. Of the Bank's loans at December 31, 1999, 15% were secured by commercial properties that typically have terms of 3 years or less and that are ARMs. Of loans secured by properties other than 1-4 family residences, 74% are ARMs. These loans are made to owners who use properties for business purposes (owner-user properties) or rent the properties to other businesses (commercial investment properties). While the Bank suffered significant losses on these properties in the past, most of these losses occurred on loans originated before the installation of the Bank's current senior management team. The Bank believes that such loans, underwritten and monitored prudently, should be a focus of its loan growth, along with commercial lending to small businesses.

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

     Commercial Lending. Of the Bank's loans at December 31, 1999, 3% are small business commercial loans not secured primarily through commercial real estate. Such loans are underwritten using the same standards as for commercial owner-user real estate properties. The Bank considers such loans to be a focus for future loan growth.

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

     Residential Construction Lending. Of the Bank's loans at December 31, 1999, 4% represent residential construction lending. Such lending is to local real estate developers who have a proven track record in successfully responding to residential home building cycles or to individuals who are contracting to build homes for their use. The Bank considers such loans to be a focus for future loan growth.

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

     Consumer Lending. Of the Bank's total loans at December 31, 1999, 1% are consumer loans. At December 31, 1990, 13% of the Bank's total loans were consumer loans. The decrease can be attributed to the increasing competition of non-bank lenders for automobile and personal loans as well as the effect of government actions on education loan originations. The Bank does not consider this area to be a focus of future loan growth, but offers such loans as an accommodation to deposit customers.

     Multi-Family Residential Lending. Of the Bank's loans at December 31, 1999, 2% were secured by multi-family properties. The Bank historically suffered a high level of loss in this area as well as in non-owner occupied 1-4 family residential loans. As such, the Bank rarely makes such loans, except to facilitate sales of foreclosed properties or to replace existing borrowers with borrowers who are more financially secure.

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

     The allowance for loan losses has been established to absorb estimated losses in the loan portfolio. The provision to and the level of the allowance are evaluated on a periodic basis by management and the Board of Directors. The following presents the allocation of the allowance for loan losses:

                                                                       At December 31,
                           -------------------------------------------------------------------------------------------------------
                                   1999                1998                1997                 1996                  1995
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                      Percent              Percent              Percent              Percent              Percent
                                      of Loans             of Loans             of Loans             of Loans             of Loans
                                      in each              in each              in each              in each              in each
                            Amount    Category   Amount    Category   Amount    Category   Amount    Category   Amount    Category
                              of      to Total     of      to Total     of      to Total     of      to Total     of      to Total
                           Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans    Allowance   Loans
                           ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
                                                                    (Dollars in thousands)
Residential 1-4 family
  and loans held for sale   $  751     71.15%   $  950      78.26%    $  932      77.30%    $  464     67.37%   $  270     52.53%
Residential multi-family       204      2.14       697       2.29        763       2.68        733      4.06       808      6.75
Commercial real estate       1,055     15.19     1,238      10.98      1,222      10.86      1,405     15.96     1,514     21.63
Construction                   192      4.34       151       3.07         89       2.17         59      2.14        48      3.48
Equity lines of credit         111      2.52       102       2.07        102       2.47        103      3.72        79      5.24
Other loans                    682      4.66       564       3.33        507       4.52        474      6.75       235     10.37
Unallocated                  1,101       N/A     1,164        N/A        676        N/A      1,478       N/A       859       N/A
                            ------    ------    ------     ------     ------     ------     ------    ------    ------    ------
Total                       $4,096    100.00%   $4,866     100.00%    $4,291     100.00%    $4,716    100.00%   $3,813    100.00%
                            ======    ======    ======     ======     ======     ======     ======    ======    ======    ======



     In addition, the allowance incorporates the results of measuring impaired loans as provided in:

     - Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and

     - SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

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

     The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the general and specific allowances. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

     - then existing general economic and business conditions affecting our key lending areas.

     - credit quality trends, including trends in nonperforming loans expected to result from existing conditions.

     -    collateral values

     -    loan volumes and concentrations

     -    seasoning of the loan portfolio

     -    specific industry conditions within portfolio segments

     -    recent loss experience in particular segments of the portfolio

     -    duration of the current business cycle.

     -    bank regulatory examination results and

     -    findings of our internal credit examiners.

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

     In 1999, credits to the allowance for loan losses amounted to $850,000. A continuing trend of decreased non-performing loans and local real estate conditions favorably affecting asset quality resulted in the Bank's unallocated portion of the allowance to exceed the Bank's upper limit.

     The following table presents a summary of the Bank's loan loss experience:

                                                           Year Ended December 31,
                                              ------------------------------------------------
                                               1999      1998      1997      1996       1995
                                              ------    ------    ------    -------    -------
                                                           (Dollars in thousands)

Balance at beginning of year                  $4,866    $4,291    $4,716    $ 3,813    $ 3,194
   Provisions (credits) for loan losses         (850)      600       100         75        525
   Charge-offs:
     Residential 1-4 family                     (267)     (309)     (433)      (463)      (438)
     Residential multi-family                    (63)     (188)     (161)      (470)      (433)
     Commercial real estate                       --       (23)      (45)       (89)      (235)
     Equity lines of credit                       --       (17)       --        (20)       (30)
     Other                                       (73)      (38)      (88)       (89)       (60)
                                              ------    ------    ------    -------    -------
       Total                                    (403)     (575)     (727)    (1,131)    (1,196)
   Recoveries                                    483       550       202        307        143
                                              ------    ------    ------    -------    -------
     Net recoveries (charge offs)                 80       (25)     (525)      (824)    (1,053)
   Allowance acquired in acquisition              --        --        --      1,652      1,147
                                              ------    ------    ------    -------    -------
Balance at end of year                        $4,096    $4,866    $4,291    $ 4,716    $ 3,813
                                              ======    ======    ======    =======    =======
Ratio of net charge-offs (recoveries)
   to average loans outstanding
   during the year                             (0.02)%    0.01%     0.17%      0.34%      0.83%


     Non-performing loans amounted to $503,000, $1.5 million, $3.9 million, $3.9 million, and $4.8 million, at December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

     Included in non-performing loans were $197,000, $859,000, $1.7 million, $2.3 million, and $1.3 million of loans that were troubled debt restructurings at December 31, 1999, 1998, 1997, 1996, and 1995, respectively. In addition, the Bank had troubled debt restructurings totaling $117,000, $849,000, $339,000, $355,000, and $631,000 at December 31, 1999, 1998, 1997, 1996, and 1995,
respectively, that were accounted for on the accrual basis as they performed under the restructured terms for a reasonable period, and the current interest rate approximates a market interest rate. Interest income recognized on a cash-basis for non-accrual loans amounted to $60,000, $103,000, $171,000, $261,000, and $182,000 for the
years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

     The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 1999 is presented in the following table.

                                                At December 31, 1999
                                    -------------------------------------------
                                     Within        1-5        After
                                     1 Year       Years     5 Years      Total
                                    --------     ------     -------     -------
                                               (Dollars in thousands)
Loan Maturity:
Mortgage loans:
   Construction                     $ 19,156     $   --      $   --     $19,156
Other loans:
   Commercial lines of credit          4,100      1,514          --       5,614
   Commercial                          1,938      5,388       2,199       9,525
                                    --------     ------      ------     -------
                                    $ 25,194     $6,902      $2,199     $34,295
                                    ========     ======      ======     =======
Rate Sensitivity:
   Floating interest rates                       $4,547      $1,038     $ 5,585
   Fixed interest rates                           2,355       1,161       3,516
                                                 ------      ------     -------
   Total loans                                   $6,902      $2,199     $ 9,101
                                                 ======      ======     =======


INVESTMENT SECURITIES

     Investment securities, including interest-bearing deposits and restricted equity securities, consisting primarily of mortgage-backed securities and trust preferred securities, increased $196.0 million during 1999 as the Company deployed funds from deposits and borrowings to leverage its capital position. This continued the execution of the Company's strategy begun in 1993 to maximize the Company's return on equity by deploying unused funds into investments having minimal credit risk. Under this strategy, securities purchases are structured to realize rate spreads between the securities and funding liabilities while matching the expected maturities of the securities to the funding provided by repurchase agreements and Federal Home Loan Bank ("FHLB") advances.

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

     At December 31, 1999, the carrying value of the Company's investment securities, including interest-bearing deposits and restricted equity securities, amounted to $594.3 million, representing 55.5% of the Company's total assets. At December 31, 1998, and 1997, the Company's investment securities, including interest-bearing deposits and restricted equity securities, accounted for 42.2% and 39.9%, respectively, of the Company's total assets.

     The following table sets forth the amortized cost and estimated fair value for the Company's held to maturity investment securities portfolio:

                                                                             At December 31,
                                                              ---------------------------------------------
                                                                     1999                     1998
                                                              --------------------     --------------------
                                                              Amortized      Fair      Amortized       Fair
                                                                Cost        Value        Cost         Value
                                                              ---------    -------     ---------     ------
                                                                         (Dollars in thousands)

U.S. Government and federal
   agency obligations                                         $116,012    $ 99,321     $ 73,844    $ 74,165
Mortgage-backed securities                                     248,096     239,936       14,408      14,453
Trust preferred securities                                     139,433     123,431       93,807      93,007
Corporate debt securities                                       21,040      18,330        4,500       4,500
                                                              --------    --------     --------    --------
   Total held to maturity                                     $524,581    $481,018     $186,559    $186,125
                                                              ========    ========     ========    ========


     The following table sets forth the amortized cost and estimated fair value for the Company's available for sale investment portfolio:

                                                                   At December 31,
                                       --------------------------------------------------------------------
                                              1999                      1998                   1997
                                       --------------------    --------------------    --------------------
                                       Amortized      Fair     Amortized       Fair    Amortized       Fair
                                         Cost        Value       Cost         Value      Cost         Value
                                       ---------    -------    ---------     ------    ---------     ------
                                                             (Dollars in thousands)

U. S. Government and federal
   agency obligations                  $     --   $     --     $     --    $     --    $ 27,919    $ 27,944
Mortgage-backed securities               23,648     23,416      155,880     153,908     202,047     202,352
Trust preferred securities                1,991      1,832       35,620      35,831      14,148      14,352
Corporate debt securities                17,811     16,820           --          --       1,000         988
                                       --------   --------     --------    --------    --------    --------
   Total available for sale            $ 43,450   $ 42,068     $191,500    $189,739    $245,114    $245,636
                                       ========   ========     ========    ========    ========    ========


     The following tables set forth as of the dates indicated, the maturities of investment securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for the scheduled maturity of each security:

                                                                      At December 31, 1999
                                                               ----------------------------------
                                                                                         Weighted
                                                               Amortized      Fair        Average
                                                                 Cost         Value        Rate
                                                               ---------     --------    --------
                                                                     (Dollars in thousands)

INVESTMENTS AVAILABLE FOR SALE
Mortgage-backed securities:
   After 10 years                                               $ 23,648     $ 23,416       6.57%
                                                                --------     --------
     Total mortgage-backed securities                             23,648       23,416       6.57%
                                                                --------     --------
Trust preferred securities:
   After 5 years but within 10 years                                 991          839       9.13%
   After 10 years                                                  1,000          993       8.97%
                                                                --------     --------
     Total trust preferred securities                              1,991        1,832       9.05%
                                                                --------     --------
Corporate debt securities:
   After 1 year but within 5 years                                 4,844        4,250       6.80%
   After 5 years but within 10 years                              12,967       12,570       8.07%
                                                                --------     --------
     Total corporate debt securities                              17,811       16,820       7.72%
                                                                --------     --------
       Total investments available for sale                     $ 43,450     $ 42,068       7.16%
                                                                ========     ========
INVESTMENTS HELD TO MATURITY
U.S. Government and federal agency obligations:
   After 5 years but within 10 years                            $  1,000     $    930       6.40%
   After 10 years                                                115,012       98,391       7.17%
                                                                --------     --------
       Total U.S. Government & federal agency obligations        116,012       99,321       7.18%
                                                                --------     --------
Mortgage-backed securities:
   After 5 years but within 10 years                               5,338        4,934       7.45%
   After 10 years                                                242,758      235,002       7.40%
                                                                --------     --------
       Total mortgage-backed securities                          248,096      239,936       7.40%
                                                                --------     --------
Trust preferred securities:
   After 10 years                                                139,433      123,431       9.25%
                                                                --------     --------
       Total trust preferred securities                          139,433      123,431       9.25%
                                                                --------     --------
Corporate investments:
   After 1 year but within 5 years                                 5,000        4,900      12.50%
   After 10 years                                                 16,040       13,430       8.01%
                                                                --------     --------
       Total corporate investments                                21,040       18,330       9.08%
                                                                --------     --------
       Total investments held to maturity                       $524,581     $481,018       7.91%
                                                                ========     ========

                                                                       At December 31, 1998
                                                               ----------------------------------
                                                                                         Weighted
                                                               Amortized      Fair        Average
                                                                 Cost         Value        Rate
                                                               ---------     --------    --------
                                                                     (Dollars in thousands)

INVESTMENTS AVAILABLE FOR SALE
Mortgage-backed securities:
   After 10 years                                              $155,880      $153,908      6.80%
                                                               --------      --------
     Total mortgage-backed securities                           155,880       153,908      6.80%
                                                               --------      --------
Trust preferred securities:
   After 10 years                                                35,620        35,831      7.96%
                                                               --------      --------
     Total trust preferred securities                            35,620        35,831      7.96%
                                                               --------      --------
       Total investments available for sale                    $191,500      $189,739      7.02%
                                                               ========      ========

INVESTMENTS HELD TO MATURITY
U.S. Government and federal agency obligations:
   After 5 years but within 10 years                           $  1,300      $  1,300      6.44%
   After 10 years                                                72,544        72,865      7.63%
                                                               --------      --------
       Total U.S. Government & federal agency obligations        73,844        74,165      7.63%
                                                               --------      --------
Mortgage-backed securities:
   After 10 years                                                14,408        14,453      6.93%
                                                               --------      --------
       Total mortgage-backed securities                          14,408        14,453      6.93%
                                                               --------      --------
Trust preferred securities:
   After 5 years but within 10 years                                839           836      8.20%
   After 10 years                                                92,968        92,171      9.15%
                                                               --------      --------
       Total trust preferred securities                          93,807        93,007      9.14%
                                                               --------      --------
Corporate investments:
   After 5 years but within 10 years                              4,500         4,500     12.50%
                                                               --------      --------
       Total corporate investments                                4,500         4,500     12.50%
                                                               --------      --------
       Total investments held to maturity                      $186,559      $186,125      8.45%
                                                               ========      ========


                                                             At December 31, 1997
                                                     ----------------------------------
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
                                                      ========     ========


     The following table sets forth securities from any single issuer, excluding the U.S. Government or its agencies, for which amortized cost exceeds 10% of stockholders' equity:


                                                                             At December 31, 1999
                                                                     -----------------------------------
                                                                                   Percent of
                                                                     Amortized   Stockholders'    Fair
                                                                        Cost        Equity        Value
                                                                     ---------   -------------    ------
                                                                            (Dollars in thousands)

MORTGAGE-BACKED SECURITIES:
Residential Asset Securities Trust 1999, Class A1                     $21,917        53.63%       $20,679
Residential Accredit Loans, Inc., Series 1999-Q513                     20,467        50.09         20,212
Fund America Investors Corporation II, Series 1993-EM                  16,309        39.91         16,249
Aames Mortgage Trust, Series 1997-C, Class B-1A                        14,083        34.46         13,703
Citicorp Mortgage Security Inc., Series 1998-8, Class A5                4,563        11.17          4,370
Mortgage Capital Funding, Inc. Series 1998-MC2, Class D                 4,949        12.11          4,550
Residential Asset Securitizations Trust 1999-A7, Class NB-1            18,675        45.70         18,430

TRUST PREFERRED SECURITIES:
Webster Capital Trust                                                   4,827        11.81          4,343
Green Point Capital Trust                                               5,309        12.99          4,681
Dime Capital Trust                                                      4,833        11.83          4,309
First Bank of Oak Park Capital Trust                                    5,448        13.33          5,113
Commerce Bank Capital Trust                                             4,495        11.00          3,870
First Keystone Capital Trust                                            4,886        11.96          4,275
Coal City Capital Trust                                                 4,510        11.04          4,163
United Commercial Bank Holdings Capital Trust                           5,066        12.40          4,700
City Holdings Capital Trust                                             4,645        11.37          4,106
First Western Capital Trust                                             5,571        13.63          5,050
Complete Business Solutions, Inc. Community Capital Trust               4,995        12.22          4,410
Sovereign Bancorp Capital Trust                                         4,913        12.02          4,005
Valley Capital Trust                                                    5,000        12.24          4,550
BancFirst Corporation Capital Trust                                     4,162        10.19          3,703
Union Planters Capital Trust                                            4,742        11.60          4,106
Riggs Capital Trust                                                     4,834        11.83          4,016
Ohio Savings                                                            5,601        13.71          4,963
BancFirst Ohio Corporation                                              5,000        12.24          4,950

CORPORATE INVESTMENTS:
Amerus Capital Trust                                                    4,220        10.33          3,420
Levi Strauss & Co                                                       4,844        11.85          4,250
Fairfax Financial Corporation                                           4,881        11.94          4,150
Sterling Financial Corporation                                          5,000        12.24          4,950
Hawthorne Financial Corporation                                         5,000        12.24          4,700
Security Capital                                                        5,000        12.24          4,800
Atlantic Mutual                                                         4,867        11.91          4,000


DEPOSITS

     Deposits generated from within the Bank's local market area are the primary source of funds for the Bank's lending and investment operations. In addition to savings deposits, NOW, and money market deposits, the Bank offers several checking account programs to meet the individual needs of its customers. Substantially all the Bank's deposits are derived from customers who work or reside in the Bank's market area. The Bank also offers municipal deposit products to cities and towns in the Bank's market area.

     The average daily amount of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:


                                                  For the Years Ended December 31,
                               ---------------------------------------------------------------------
                                      1999                     1998                     1997
                               --------------------    ---------------------    --------------------
                                            Average                  Average                 Average
                               Average       Rate       Average       Rate      Average       Rate
                               Balance       Paid       Balance       Paid      Balance       Paid
                               -------      -------    --------      -------    -------      -------
                                                        (Dollars in thousands)

Non-interest bearing
   demand deposits            $ 35,641        N/A     $ 33,853         N/A     $ 34,818         N/A
NOW                             45,987       0.81%      42,436        0.95%      40,007        1.23%
Savings                         97,097       2.42       93,092        2.60       92,336        2.57
Money market                    36,710       3.81       34,295        4.12       26,849        3.37
Time                           305,619       5.20      198,749        5.53      144,033        5.57
                              --------                --------                 --------
   Total                      $521,054       3.84%    $402,425        3.79%    $338,043        3.49%
                              ========                ========                 ========


     As of December 31, 1999, term certificates of deposit in amounts of $100,000 or more had the following maturities:

                                                             (Dollars in thousands)
Under 3 months                                                     $140,302
3 to 6 months                                                        30,900
6 to 12 months                                                       20,570
Over 12 months                                                       10,465
                                                                   --------
   Total                                                           $202,237
                                                                   ========


BORROWINGS

     The following table summarizes the outstanding balances of borrowings for the years indicated:

                                                               At or For the Years Ended December 31,
                                                               -------------------------------------
                                                                 1999         1998            1997
                                                               --------     ---------      ---------
                                                                        (Dollars in thousands)

FHLB advances:
   Balance at end of year                                      $373,250     $ 320,000      $ 260,500
   Average balance                                              344,142       295,058        161,399
   Maximum month-end balance                                    405,848       355,250        260,500
   Weighted average rate during the period                         5.52%         5.59%          5.78%
   Year-end average rate                                           5.52%         5.45%          5.75%

Securities sold under agreements to repurchase:
   Balance at end of year                                      $ 74,700      $ 96,900       $ 96,050
   Average balance                                               87,413       104,395         73,734
   Maximum month-end balance                                     96,900       123,400         96,050
   Weighted average rate during the period                         5.90%         5.87%          5.92%
   Year-end average rate                                           5.99%         5.77%          5.90%



EMPLOYEES

     At December 31, 1999, the Company had 361 full-time equivalent employees. Employee benefits include a pension plan, 401(k) Plan, and life, health, travel, accident and long-term disability insurance, and tuition assistance, which are offered by the Company to all employees who meet the minimum hours worked requirements. None of the employees of the Company is represented by a collective bargaining group, and management considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The Bank's main office is located in Easton, Massachusetts and its service center is in New Bedford, Massachusetts.

     All branches provide a broad range of bank services. All Bank locations, except for the service center and main office, have ATMs. The Bank is a member of the Cirrus, Cashstream, and NYCE ATM networks, which provide service to its customers throughout New England and the United States.


     The following table sets forth certain information relating to real estate owned or leased by the Company as of December 31, 1999. The Company believes that the fair market value exceeds the net book value of its owned real estate.

                                                   Net Book Value at     Owned/       Lease
Location                                           December 31, 1999     Leased       Expiration
--------                                           -----------------     ------       ----------
                                                (Dollars in thousands)

People's Savings Bank of Brockton
   Service Center and Branch:
   545 Pleasant Street, New Bedford                      $5,393           Owned       N/A

   Commercial Loan Office:
     1115 West Chestnut Street, Brockton                     --          Leased       October 31, 2000

   Main Office:
     580 Washington Street, Easton                       $  376           Owned       N/A

   Other Branches:

     757 Centre Street, Brockton                         $  258           Owned       N/A
     500 Washington Street, Stoughton                       304           Owned       N/A
     116 Torrey Street, Brockton (1)                        129          Leased       January 1, 2001
     220 Oak Street, Brockton                             1,251           Owned       N/A
     33 Weir Street, Taunton                                518           Owned       N/A
     84 Copeland Drive, Mansfield                           219          Leased       December 31, 2003
     2206 Acushnet Ave, New Bedford                         421           Owned       N/A
     28 County Road, Mattapoisett                           460           Owned       N/A
     291 Winthrop Street, Taunton                           588           Owned       N/A
     686 Dartmouth Street, South Dartmouth                  830           Owned       N/A

People's Mortgage Corporation:

     580 Washington Street, South Easton, MA (2)         $    1          Leased       N/A
     206 Andover Street, Andover, MA                         --          Leased       February 28, 2003
     57 River Street, Wellesley, MA (1)                       3          Leased       October 30, 2000
     2337 Whitney Avenue, Hamden, CT                         23          Leased       November 30, 2001
     545 Pleasant Street, New Bedford, MA (2)                --          Leased       N/A
     45 Pond Street, Norwell, MA                              7          Leased       February 28, 2001
     24 Bosworth Street, Unit 1, Barrington, RI               4          Leased       June 30, 2000



     3001 East Main Road, Portsmouth, RI (1)                  8          Leased       July 31, 2001
     South Main St, Marlboro, CT (1)                         --          Leased       September 30, 2001
     836 Ritchie Hwy, Suite 13, Severna Park Business
       Center, Severna Park, MD                              11          Leased       February 28, 2001
     836 Ritchie Hwy, Suite 15, Severna Park Business
       Center, Severna Park, MD (1)                          --          Leased       September 30, 2001
     844 Ritchie Hwy, Suites 201, 202, 203R, Severna
       Park Business Center, Severna, MD (1)                  4          Leased       February 28, 2002
     844 Ritchie Hwy, Suites, 203F, Severna
       Park Business Center, Severna, MD                     --          Leased       September 30, 2000
     844 Ritchie Hwy, Suites L1, Severna
       Park Business Center, Severna, MD                     --          Leased       April 30, 2002
     1065 West Patrick Street, Frederick, MD                 --          Leased       July 31, 2000
     6110 Executive Blvd, Suite 250, Rockville, MD            -          Leased       July 31, 2000
     1544 York Road, Lutherville, MD                         30          Leased       April 30, 2001
     12500 Fair Lakes Circle, Fairfax, VA                    --          Leased       February 28, 2006
     14804 Main Street, Upper Marlboro, MD                   19          Leased       August 31, 2001
     7833 Walker Drive, Greenbelt, MD                        --          Leased       May 31, 2001
     4014 Gunn Hwy, Suite 270, Tampa, FL                     --          Leased       April 30, 2000
     1100 5th Avenue, Suite 210, Naples, FL                  --          Leased       March 30, 2002
     175 Metro Center Blvd, Warwick, RI                      --          Leased       May 31, 2002
     93 Van Dean Ave, West Springfield, MA                    3          Leased       February 28, 2001


     (1)  The lease has an option to renew for one three year period.

     (2) People's Mortgage Corporation leases space from the Company as a tenant-at-will.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded in the over-the-counter market on the Nasdaq National Market under the symbol "PBKB." The following table sets forth the high and low sales prices of the common stock of the Company as reported on the Nasdaq National Market during the periods indicated.

                                                                 Sales Price
                                                             ------------------
                                                               High       Low
                                                             -------    -------
1998
----
First Quarter............................................    $ 26.00    $19.625
Second Quarter...........................................      27.75     23.00
Third Quarter............................................      24.25     15.00
Fourth Quarter...........................................      21.25     15.875

1999
----
First Quarter............................................    $20.875    $18.625
Second Quarter...........................................     21.50      18.375
Third Quarter............................................     21.125     17.50
Fourth Quarter...........................................     20.00      17.375



     On March 15, 2000, the closing sale price of a share of Common Stock of the Company on the Nasdaq National Market was $14.00.

     At February 18, 2000, there were approximately 606 holders of record of the Common Stock. The number of holders of record does not reflect the number of persons or entities who or which hold their stock in nominee or "street" name through brokerage firms or other entities.

     The Company's ability to pay dividends on the Common Stock depends on its receipt of dividends from the Bank. Although the Company has adopted a policy of paying regular quarterly dividends on the Common Stock, there can be no assurance that such dividends will be paid in the future, or if paid, the amount of any such dividends.

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

     The most recent quarterly dividend was declared by the Bank on January 28, 2000, totaled $0.21 per share and was paid on March 10, 2000. The Company declared and paid quarterly dividends of $0.19, $0.20, $0.21, and $0.21 per share in the first, second, third and fourth quarters, respectively, of 1999. The Company declared and paid quarterly dividends of $0.12, $0.13, $0.14, and $0.19 per share in the first, second, third, and fourth quarters, respectively, of 1998. The Company declared and paid quarterly dividends of $0.09, $0.11, $0.11, and $0.11 per share in the first, second, third, and fourth quarters, respectively, of 1997. The dividend pay-out ratio was 28.8%, 25.2%, 28.2%, 24.3% and 4.2% in 1999, 1998, 1997, 1996 and 1995, respectively.


ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears on page 4 of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item appears in the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 to 12 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item appears on pages 9 to 11 of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Information required by this item appears on pages 13 to 27 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item will appear under the headings "Directors of the Company," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2000 (the "Proxy Statement"), to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Index of Financial Statements. The following financial statements appear in response to Item 8 of this Report:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

 10.11 Discretionary Bonus Plan of the Bank+ (filed as Exhibit 10.16 to the S-1 and incorporated herein by reference)

 10.12    Amended and Restated Directors' Stock Option Plan+ (filed as Exhibit
          10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.13 Amended and Restated Incentive and Nonqualified Stock Option Plan+ (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.14 1996 Stock Option and Incentive Plan+ (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.15    Form of Director Nonqualified Stock Option Agreement (filed as Exhibit
          10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.16    Form of Employee Nonqualified Stock Option Agreement (filed as Exhibit
          10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.17 Form of Incentive Stock Option Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.18 Special Termination Agreement by and among the Company, the Bank and Richard S. Straczynski, dated as of April 7, 1997. (filed as Exhibit
          10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

 10.19 Asset Purchase Agreement, dated August 5, 1999, by and among People's Mortgage Corporation, Allied Bancshares Mortgage Group, LLC and the members of Allied Bancshares Mortgage Group, LLC. (filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

 10.20 Employment Agreement, dated as of September 1, 1999 by and between People's Mortgage Corporation and Richard G. Reese, Jr. + (filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

   *13    People's Bancshares, Inc. 1999 Annual Report to Shareholders

   *21    Schedule of subsidiaries of the Company

   *23 Consent of Wolf & Company, P.C., as independent certified public accountants

   *27    Financial Data Schedule

---------------

*    Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.



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

       Signature                    Title                        Date
       ---------                    -----                        ----


/s/ Richard S. Straczynski          President & CEO              March 28, 2000
------------------------------      Director
Richard S. Straczynski


/s/ Colin C. Blair                  Chief Financial Officer      March 28, 2000
------------------------------
Colin C. Blair


/s/ Frederick W. Adami III          Director                     March 28, 2000
------------------------------
Frederick W. Adami, III


/s/ B. Benjamin Cavallo             Director                     March 28, 2000
------------------------------
B. Benjamin Cavallo


/s/ John R. Eaton                   Director                     March 28, 2000
------------------------------
John R. Eaton


/s/ Terrence Gomes                  Director                     March 28, 2000
------------------------------
Terrence Gomes


/s/ Dr. Loring C. Johnson           Director                     March 28, 2000
------------------------------
Dr. Loring C. Johnson


/s/ Richard D. Matthews             Director                     March 28, 2000
------------------------------
Richard D. Matthews


/s/scott W. Ramsay                  Director                     March 28, 2000
------------------------------
Scott W. Ramsay


/s/ Davis H. Scudder                Director                     March 28, 2000
------------------------------
Davis H. Scudder


/s/ Stanley D. Siskind              Director                     March 28, 2000
------------------------------
Stanley D. Siskind

                                  EXHIBIT INDEX
                                  -------------

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

 10.11 Discretionary Bonus Plan of the Bank+ (filed as Exhibit 10.16 to the S-1 and incorporated herein by reference)

 10.12    Amended and Restated Directors' Stock Option Plan+ (filed as Exhibit
          10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.13 Amended and Restated Incentive and Nonqualified Stock Option Plan+ (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

 10.14 1996 Stock Option and Incentive Plan+ (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.15    Form of Director Nonqualified Stock Option Agreement (filed as Exhibit
          10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.16    Form of Employee Nonqualified Stock Option Agreement (filed as Exhibit
          10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.17 Form of Incentive Stock Option Agreement (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

 10.18 Special termination agreement by and among the Company, the Bank and Richard S. Straczynski, dated as of April 7, 1997+. (filed as Exhibit
          10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference)

 10.19 Asset Purchase Agreement, dated August 5, 1999, by and among People's Mortgage Corporation, Allied Bancshares Mortgage Group, LLC and the members of Allied Bancshares Mortgage Group, LLC. (filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

 10.20 Employment Agreement, dated as of September 1, 1999 by and between People's Mortgage Corporation and Richard G. Reese, Jr. + (filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

   *13    People's Bancshares, Inc. 1999 Annual Report to Shareholders

   *21    Schedule of subsidiaries of the Company

   *23 Consent of Wolf & Company, P.C., as independent certified public accountants

   *27    Financial Data Schedule


---------------

*    Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.