Form 10-Q
period 2000-03-31
PEOPLES BANCSHARES INC
filed 2000-05-15
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

                      ------------------------------------

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of March 31, 2000 was 3,261,734.

\

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                    1

Table of Contents                                                              2

PART I. FINANCIAL INFORMATION (*)

        Item 1. Financial Statements:
                Consolidated Balance Sheets                                    3
                Consolidated Statements of Income                              4
                Consolidated Statements of Changes in Stockholders' Equity     5
                Consolidated Statements of Cash Flows                          6
                Notes to Unaudited Consolidated Financial Statements           7

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9

        Item 3  Quantitative and Qualitative Disclosures about Market Risk    14


PART II  OTHER INFORMATION                                                    15



SIGNATURES                                                                    16

EXHIBITS                                                                      17

(*) The financial information at December 31, 1999 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                       March 31,      December 31,
                                                                                         2000             1999
                                                                                      ----------      ------------
                                      ASSETS
                                      ------
Cash and due from banks                                                               $   12,928      $   11,875
Short-term investments                                                                     2,500              --
                                                                                      ----------      ----------
   Total cash and cash equivalents                                                        15,428          11,875
Interest-bearing deposits                                                                  4,566           5,916
Securities available for sale                                                             40,585          42,068
Securities held to maturity (fair value of $469,697 in 2000 and $481,018 in 1999)        518,481         524,581
Restricted equities securities, at cost                                                   19,368          21,701
Loans held for sale                                                                       24,300          23,681
Loans, net of allowance for loans losses of $4,124 in 2000
   and $4,096 in 1999                                                                    413,250         413,215
Other real estate owned, net                                                                 250             285
Banking premises and equipment, net                                                       17,087          16,630
Accrued interest receivable                                                                7,693           7,051
Intangible assets                                                                          1,430           1,460
Other assets                                                                               2,960           2,713
                                                                                      ----------      ----------
         Total assets                                                                 $1,065,398      $1,071,176
                                                                                      ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Deposits                                                                              $  596,244      $  561,614
Borrowed funds                                                                           408,629         447,950
Mortgagors' escrow accounts                                                                1,143           1,106
Accrued expenses and other liabilities                                                     4,670           5,842
Subordinated debentures                                                                   13,800          13,800
                                                                                      ----------      ----------
   Total liabilities                                                                   1,024,486       1,030,312
                                                                                      ----------      ----------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                          --              --
   Common stock - par value $0.10 per share; authorized 20,000,000 shares,
      issued 3,694,734 and 3,689,734 shares                                                  369             369
   Additional paid-in capital                                                             23,834          23,776
   Retained earnings                                                                      26,138          24,617
   Treasury stock, at cost - 433,000 shares in 2000 and 358,000 shares in 1999            (7,566)         (6,269)
   Accumulated other comprehensive loss                                                   (1,863)         (1,629)
                                                                                      ----------      ----------
         Total stockholders' equity                                                       40,912          40,864
                                                                                      ----------      ----------

         Total liabilities and stockholders' equity                                   $1,065,398      $1,071,176
                                                                                      ==========      ==========


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                  2000            1999
                                                                                --------        -------
Interest and dividend income:
   Interest and fees on loans                                                   $  8,526        $ 8,405
   Interest and dividends on securities                                           11,130          8,675
   Interest on short-term investments                                                 69            100
                                                                                --------        -------
      Total interest and dividend income                                          19,725         17,180
                                                                                --------        -------
Interest expense:
   Interest on deposits                                                            5,977          4,330
   Interest on borrowed funds and subordinated debentures                          6,568          6,223
                                                                                --------        -------
      Total interest expense                                                      12,545         10,553
                                                                                --------        -------
Net interest income                                                                7,180          6,627
                                                                                --------        -------

Other income:
   Customer service fees                                                             310            319
   Gains on sales of securities available for sale, net                               --             73
   Gains on sales of loans, net                                                    1,798          1,774
   Miscellaneous                                                                      76             48
                                                                                --------        -------
      Total other income                                                           2,184          2,214
                                                                                --------        -------

Operating expenses:
   Salaries and employee benefits                                                  3,409          3,093
   Occupancy and equipment                                                           988            595
   Data processing                                                                   328            304
   Professional fees                                                                 231            334
   Other real estate owned, net                                                      (14)            21
   Other general and administrative                                                1,100          1,020
                                                                                --------        -------
      Total operating expenses                                                     6,042          5,367
                                                                                --------        -------
Income before income taxes                                                         3,322          3,474
Provision for income taxes                                                         1,100          1,213
                                                                                --------        -------
Net income                                                                      $  2,222        $ 2,261
                                                                                ========        =======

Net income per share:
   Diluted earnings per share                                                   $   0.67        $  0.67
   Basic earnings per share                                                         0.68           0.68
Weighted average shares outstanding - assuming dilution for stock options          3,326          3,391
Weighted average shares outstanding                                                3,280          3,320


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                   Three Months Ended March 31, 2000 and 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                   Accumulated
                                                             Additional                              Other
                                                   Common     Paid-in     Retained     Treasury   Comprehensive
                                                   Stock      Capital     Earnings       Stock         Loss        Total
                                                   ------    ----------   --------     --------   -------------   --------
Balance at December 31, 1999                       $  369     $23,776     $ 24,617      $(6,269)     $(1,629)     $ 40,864
                                                                                                                  --------
Comprehensive income:
Net income                                             --          --        2,222           --           --         2,222
Change in net unrealized gain/loss
   on securities available for sale,
   after tax effects                                   --          --           --           --         (234)         (234)
                                                                                                                  --------
Comprehensive income                                                                                                 1,988
                                                                                                                  --------
Purchase of treasury stock                             --          --           --       (1,297)          --        (1,297)
Cash dividends paid                                    --          --         (701)          --           --          (701)
Exercise of stock options                              --          58           --           --           --            58
                                                   ------     -------     --------      -------      -------      --------

Balance at March 31, 2000                          $  369     $23,834     $ 26,138      $(7,566)     $(1,863)     $ 40,912
                                                   ======     =======     ========      =======      =======      ========

Balance at December 31, 1998                       $  368     $23,683     $ 17,948      $(6,213)     $(1,119)     $ 34,667
                                                                                                                  --------

Comprehensive income:
Net income                                             --          --        2,261           --           --         2,261
Change in net unrealized gain/loss
   on securities available for sale, net of
   reclassification adjustment and tax effects                     --           --           --           --           189
Comprehensive income                                                                                                 2,450
                                                                                                                  --------
Cash dividends paid                                    --          --         (631)          --           --          (631)
                                                   ------     -------     --------      -------      -------      --------

Balance at March 31, 1999                          $  368     $23,683     $ 19,578      $(6,213)     $  (930)     $ 36,486
                                                   ======     =======     ========      =======      =======      ========


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2000           1999
                                                                                        --------       ---------
Cash flows from operating activities:
   Net income                                                                           $  2,222       $   2,261
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization                                                             483             318
   Net accretion on securities and purchased loans                                        (1,708)           (521)
   Gains on sales of securities available for sale, net                                       --             (73)
   (Gain) loss on other real estate owned                                                    (15)              9
   Net change in:
     Loans held for sale                                                                    (619)         30,684
     Other assets, net of other liabilities                                               (1,934)         (2,553)
                                                                                        --------       ---------
         Net cash provided (used) by operating activities                                 (1,571)         30,125
                                                                                        --------       ---------

Cash flows from investing activities:
    Net change in interest bearing deposits                                                1,350              --
    Activity in securities available for sale:
      Sale                                                                                    --          48,524
      Purchases                                                                               --         (63,163)
      Amortization of mortgage-backed securities                                           1,079             245
    Activity in securities held to maturity:
       Purchases                                                                              --         (96,414)
       Maturities, prepayments and calls                                                      --          11,369
       Amortization of mortgage-backed securities                                          7,973          17,083
    Redemption of restricted equity securities                                             2,333              --
    Loan (originations and purchases), net of amortization and payoffs                      (166)         24,145
    Proceeds from sales of other real estate owned                                            50              96
    Additions to banking premises and equipment                                             (901)           (843)
                                                                                        --------       ---------
           Net cash provided (used) in investing activities                               11,718         (58,958)
                                                                                        --------       ---------

Cash flows from financing activities:
    Net increase in deposits                                                              34,630          11,007
    Net increase (decrease) in borrowings with maturities of three months or less        (17,321)            888
    Proceeds from issuance of borrowings with maturities in excess of three months        60,000          10,000
    Repayment of borrowings with maturities in excess of three months                    (82,000)        (17,000)
    (Decrease) increase in mortgagors' escrow accounts                                        37            (118)
    Proceeds from exercise of stock options                                                   58              --
    Payment to acquire treasury stock                                                     (1,297)             --
    Cash dividends                                                                          (701)           (631)
                                                                                        --------       ---------
       Net cash provided (used) by financing activities                                   (6,594)          4,146
                                                                                        --------       ---------
Net change in cash and cash equivalents                                                    3,553         (24,687)
Cash and cash equivalents at beginning of period                                          11,875          35,810
                                                                                        --------       ---------
Cash and cash equivalents at end of period                                              $ 15,428       $  11,123
                                                                                        ========       =========

Supplementary information:
   Interest paid                                                                        $ 12,439       $  10,587
   Income taxes paid                                                                       2,174           1,807


   Transfer from loans to other real estate owned, net                                        --             135
   Transfers from securities available for sale to securities
     held to maturity                                                                         --         150,261


See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of March 31, 2000, and the Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the periods ended March 31, 2000 and 1999 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

     The unaudited consolidated interim financial statements furnished in this report are intended to be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 1999.


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

ASSETS

The Company's total assets at March 31, 2000 were $1.065 billion, a decrease of $5.8 million from December 31, 1999. This decrease includes a decrease of $11.3 million in interest-bearing deposits and securities offset by an increase of $3.6 million in cash and cash equivalents.

LOANS

Loans held for sale increased $619,000. The Company's loans were as follows:


                                                March 31,    December 31,
                                                  2000          1999
                                                ---------    ------------
                                                    (in thousands)
     Residential mortgage loans, including
            home equity loans                   $314,030      $317,393
     Commercial, commercial real estate
         and construction loans                   97,157        94,508
     Consumer loans                                6,187         5,410
                                                --------      --------
         Total                                  $417,374      $417,311
                                                ========      ========



DEPOSITS

Total deposits increased $34.6 million to $596.2 million at March 31, 2000 from $561.6 million at December 31, 1999. The increase in deposits reflects a $5.1 million increase in IRAs and time certificates of deposit, an $18.7 million increase in municipal deposits, and a $10.9 million increase in savings and demand deposits.

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

At March 31, 2000, the Company's allowance for loan losses totaled $4.1 million or 0.99% of total loans and 478% of non-performing loans compared to $4.1 million or 0.98% of total loans and 814% of non-performing loans at December 31, 1999, and compared to $4.9 million or 1.22% of total loans and 262% of non-performing loans at March 31, 1999. Net recoveries for the three months ended March 31, 2000 were $28,000 compared to $42,000 for the period ended March 31, 1999.

Non-performing assets were $1.1 million or 0.10% of total assets at March 31, 2000 compared to $788,000 or 0.07% of total assets at December 31, 1999 and $2.0 million or 0.21% of total assets at March 31, 1999.


RESULTS OF OPERATIONS

EARNINGS

People's Bancshares, Inc. recognized net income of $2.2 million or $0.67 diluted earnings per share for the quarter ended March 31, 2000 compared to $2.3 million or $0.67 diluted earnings per share for the quarter ended March 31, 1999. Basic earnings per share were $0.68 for the three months ended March 31, 2000 and 1999.

In the three months ended March 31, 2000, there were no gains/losses on sales of securities compared to net gains of $73,000 in the three months ended March 31, 1999. Diluted earnings per share excluding securities gains, losses and non-recurring items would have been $0.67 for the three months ended March 31, 2000 compared to $0.66 for the three months ended March 31, 1999.

OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and of its mortgage banking subsidiary, People's Mortgage Corporation ("PMC"), which has resulted in the Company increasing its asset size from $944.6 million at December 31, 1998 to $1.065 billion at March 31, 2000. Operating results have been significantly affected by the Bank's increasing average investments to $592.2 million during the first three months of 2000, compared to $470.4 million during the first three months of 1999. This growth in earning assets was primarily funded by the Bank increasing its average deposits to $537.0 million in the first three months of 2000, compared to $437.3 million in the first three months of 1999. Operating results have also been significantly affected by the growth of PMC, including the purchase of Allied Bancshares Mortgage Group, LLC on September 1, 1999. Gains on sales of loans were $1.8 million, net interest and other income was $351,000, operating expenses were $2.8 million, and net income (loss) was ($665,000) from PMC operations in the first three months of 2000 compared to $1.8 million, $299,000, $2.0 million, and $99,000, respectively, in the corresponding period of 1999.

In addition, operating results have been affected by mortgage refinancings. The Company uses mortgage-backed securities and purchased mortgages to provide a macro hedge against PMC's operating results. Mortgage refinancings affect the Bank's net interest margin due to the resulting write-offs of purchase premiums associated with mortgage-backed securities and purchased residential mortgage loans. The amortization and write-offs of such premiums amounted to a $0.04 charge against earnings for the three months ended March 31, 2000, compared to a $0.15 charge for the same period in 1999. However, reduced refinancing activity contributed to PMC's loss of $0.13 per diluted share for the three months ended March 31, 2000, compared to earnings of $0.02 per diluted share for the same period in 1999.

Return on average assets was 0.84%, and return on average equity was 22.05% for the three months ended March 31, 2000. Return on average assets was 0.96% and return on average equity was 25.91% for the same period in 1999. Net income amounted to $2.2 million or $0.67 per diluted share for the three months ended March 31, 2000 compared to net income of $2.3 million or $0.67 per diluted share for the same period in 1999.

Basic earnings per share were $0.68 per share for the three months ended March 31, 2000, compared to $0.68 per share for the same period in 1999.

NET INTEREST INCOME

Net interest income increased $553,000 for the three months ended March 31, 2000, compared to the same period in 1999. This change resulted mostly from increased average earning assets. For the first three months of 2000, average earning assets increased 11% compared to the same period in 1999. Net interest margin was 2.80% for the three months ended March 31, 2000, compared to 2.87% for the same period in 1999.

Interest and dividend income increased to $19.7 million for the three months ended March 31, 2000 from $17.2 million for the same period in 1999. The yield on average earning assets increased to 7.69% for the three months ended March 31, 2000 from 7.43% for the same period in 1999. Yields on loans were 7.91% for the three months ended March 31, 2000, compared to 7.45% for the same period in 1999. Yields on investments increased to 7.54% for the three months ended March 31, 2000, compared to 7.38% for the same period in 1999.

Interest expense increased to $12.5 million for the three months ended March 31, 2000 from $10.6 million for the same period in 1999. This increase was due to a $345,000 increase in interest expense on borrowed funds for the three months ended March 31, 2000. Interest expense on deposits increased $1.6 million for the three months ended March 31, 2000, compared to the same period in 1999.

During the first three months of 2000, average borrowed funds amounted to $446.3 million compared to $439.8 million during the same period of 1999. The Company has increased its use of borrowed funds to fund purchases of mortgage-backed securities, trust preferred securities, and loans. The average rate paid on borrowed funds was 5.90% for the three months ended March 31, 2000 compared to 5.66% for the same period in 1999.

Deposit interest expense increased due to an increase in average deposits to $537.0 million for the three month period ended March 31, 2000 compared to $437.3 million for the same period in 1999. The average cost of deposits increased to 4.46% for the three month period ended March 31, 2000 from 3.96% for the same period in 1999.

OTHER INCOME

Other income was $2.2 million for the three months ended March 31, 2000 and 1999.

OPERATING EXPENSES

Total operating expenses amounted to $6.0 million for the three months ended March 31, 2000 compared to $5.4 million for the same period in 1999. Increases in consolidated operating expenses are primarily due to additional costs associated with the acquisition of Allied and general increases of salary and benefits.


Salaries and benefits expense increased $316,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase in salaries and benefits reflects general salary increases and the addition of Allied employees.

Occupancy and equipment expense increased $393,000 for the three months ended March 31, 2000, compared to the same period in 1999. Other real estate owned expenses decreased $35,000 for the three months ended March 31, 2000 compared to the same period in 1999. Other general and administrative expenses increased $80,000 for the three months ended March 31, 2000 compared to the same period in 1999.

The efficiency ratio for the Company for the three month period ended March 31, 2000, was 62.38%. For the same periods in 1999, the ratio was 58.66%. The efficiency ratio for the Company excluding PMC was 42.88% for the three months ended March 31, 2000. For the same period in 1999, the ratio was 46.50%.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $1.1 million in the three months ended March 31, 2000 compared to income tax expense of $1.2 million for the same period in 1999. The effective tax rates for the three months ended March 31, 2000 and 1999 were 33% and 35%, respectively.


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

The Company announced in its earnings press release for the first quarter of 2000 that it expects to reduce its level of borrowed funds by a third by the end of 2001. The Company expects to pay down borrowings with funds obtained from new deposit growth. Such a goal is dependent on the Company's ability to attract such deposits in a competitive market for such funds.

At March 31, 2000, the Company's capital exceeded all regulatory requirements. The Company's Tier 1 leverage capital ratio at March 31, 2000 was 5.19%, compared to 5.14% at December 31, 1999. Federal Reserve guidelines for the calculation of the Tier 1 leverage capital ratio limit the amount of subordinated debt included in Tier 1 capital to 25% of total Tier 1 capital. All $13.8 million of the total proceeds of the Company's subordinated debentures is included in total risk-based capital. At March 31, 2000, the Company's risk-based capital ratio was 10.16%. The Company's book value per share was $12.54 at March 31, 2000, $12.27 at December 31, 1999, and $10.99 at March 31,
1999.


OTHER INFORMATION

On April 25, 2000, the Company declared a $0.21 dividend to be paid on June 9, 2000 to shareholders of record on May 26, 2000.

In the first quarter of 2000 the Company repurchased 75,000 of its outstanding common shares at an average cost of $17.30 in open market transactions under a repurchase program announced on September 1, 1998.

People's maintains twelve banking locations in Southeastern Massachusetts and 15 loan production offices in Massachusetts, Connecticut, Maryland, and Virginia. People's trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

                            People's Bancshares, Inc.
                          Supplementary Financial Data


                                              1st Quarter   2nd Quarter  3rd Quarter  4th Quarter              1st Quarter
                                                 1999         1999         1999          1999         1999        2000
                                              -----------   -----------  -----------  -----------   --------   -----------
Bank net of premium amortization, security
    gains and non-recurring items                $0.79         $0.81        $0.77         $0.76       $3.14        $0.84
Premium amortization expense (1)                ($0.15)       ($0.13)      ($0.09)       ($0.07)     $(0.45)      ($0.04)
                                                ------        ------       ------        ------      ------       ------
Bank net income, net of non-recurring item       $0.64         $0.68        $0.68         $0.69       $2.69        $0.80
Mortgage subsidiary net income,
     net of non-recurring items                  $0.02         $0.01        $0.01            --       $0.04       $(0.13)
                                                ------        ------       ------        ------      ------       ------
Bancshares, net of security gains and
     non-recurring items                         $0.66         $0.69        $0.69         $0.69       $2.73        $0.67
Security gains and non-recurring items, net      $0.01         $0.03           --            --       $0.04        $  --
                                                ------        ------       ------        ------      ------       ------
Reported diluted earnings per share              $0.67         $0.72        $0.69         $0.69       $2.77        $0.67
                                                ======        ======       ======        ======      ======       ======

Return on average equity                         25.91%        26.46%       24.13%        23.00%      24.82%       22.05%
Return on average assets                          0.96%         0.99%        0.91%         0.86%       0.93%        0.84%
Bank efficiency ratio (2)                        46.50%        45.51%       48.84%        51.35%      48.32%       42.88%
Company efficiency ratio (2)                     58.66%        56.70%       64.19%        65.49%      60.32%       62.38%
Net interest margin                               2.87%         2.85%        2.82%         2.82%       2.84%        2.80%
Mortgage company core income (loss) as
     a percentage of Company core income           3.03%        1.45%        1.45%           --        1.44%       16.25%
Gains on sales of loans (in thousands)         $  1,774     $  1,605      $  1,643     $  2,480     $  7,502    $  1,798
Mortgage loan applications (in thousands)      $209,795     $206,948      $180,632     $205,373     $802,748    $272,364
Mortgage backlog at end of quarter
     (in thousands) (3)                        $135,322     $141,482      $172,579     $135,009                 $200,187




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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of the Bank's asset/liability management is to prudently minimize the interest rate risk of its assets and liabilities. Nonetheless, the Bank, by its very nature, will always be in the business of taking on interest rate risk. It is the responsibility of the Bank's Investment Committee, under the authority of the Board of Directors, to oversee the Bank's management of interest rate risk.

The primary objective of interest-rate risk management is to control the Company's exposure to interest-rate risk within limits approved by the Board of Directors. These limits reflect the Company's tolerance for interest rate risk over both short-term and long-term horizons.

The Company quantifies and measures interest rate exposures using a model to dynamically simulate net-interest income under various interest rate scenarios over 12 months and to a lesser extent, gap analysis. The simulation analysis involves projecting future interest income and expense from the Company's asset and liability positions under various scenarios. Simulated scenarios include deliberately extreme interest rate "shocks."

The Board's limits on interest-rate risk specify that if interest rates were to shift up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10%. The Company was in compliance with this limit at March 31, 2000. The following table reflects the estimated exposure of the Company's net interest income for the next 12 months assuming a shift of 100 basis points over 12 months in market interest rates.

                         100 Basis Points                 100 Basis Points
                         Rate Increase                    Rate Decrease

March 31, 2000                     (1.22)%                          3.45%
                                   -----                            ----

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

    4.3       Articles I and IV of By-laws of the Company (see Exhibit 3.2)

     27       Financial Data Schedule (Filed herewith).

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLE'S BANCSHARES, INC.


        5/12/2000                     By: /s/ Richard S. Straczynski
        ---------------------             ------------------------------
        Date                              Richard S. Straczynski
                                          President and Chief Executive Officer




         5/12/2000                    By: /s/ Colin C. Blair
         --------------------             ------------------------------
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