Form 10-Q
period 2000-06-30
PEOPLES BANCSHARES INC
filed 2000-08-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of June 30, 2000 was 3,221,734.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                        1

Table of Contents                                                                  2

PART I.   FINANCIAL INFORMATION (*)

          Item 1.  Financial Statements:
                   Consolidated Balance Sheets                                     3
                   Consolidated Statements of Income                               4
                   Consolidated Statements of Changes in Stockholders' Equity      5
                   Consolidated Statements of Cash Flows                           6
                   Notes to Unaudited Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                      8

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk     14

          Item 4.  Submission of Matters to a Vote of Security Holders            14


PART II.  OTHER INFORMATION                                                       15

SIGNATURES                                                                        16

EXHIBITS                                                                          17



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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        June 30,               December 31,
                                                                                          2000                     1999
                                                                                        -------                ------------
                                      ASSETS

Cash and due from banks                                                               $    17,232              $     11,875
Interest-bearing deposits                                                                   8,948                     5,916
Securities available for sale                                                              39,402                    42,068
Securities held to maturity (fair value of $474,024 in 2000 and $481,018 in 1999)         527,936                   524,581
Restricted equity securities, at cost                                                      19,618                    21,701
Loans held for sale                                                                        44,512                    23,681
Loans, net of allowance for loans losses of $4,145 in 2000 and $4,096 in 1999             404,863                   413,215
Other real estate owned, net                                                                  300                       285
Banking premises and equipment, net                                                        17,088                    16,630
Accrued interest receivable                                                                 7,404                     7,051
Intangible assets                                                                           1,400                     1,460
Other assets                                                                                4,946                     2,713
                                                                                      -----------              ------------
         Total assets                                                                 $ 1,093,649              $  1,071,176
                                                                                      ===========              ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                              $   637,664              $    561,614
Borrowed funds                                                                            394,238                   447,950
Mortgagors' escrow accounts                                                                 1,019                     1,106
Accrued expenses and other liabilities                                                      5,019                     5,842
Subordinated debentures                                                                    13,800                    13,800
                                                                                     ------------              ------------
   Total liabilities                                                                    1,051,740                 1,030,312
                                                                                     ------------              ------------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                            -                         -
   Common stock - par value $0.10 per share; authorized 20,000,000 shares;
      issued and outstanding 3,694,734 and 3,689,734 shares                                   369                       369
   Additional paid-in capital                                                              23,834                    23,776
   Retained earnings                                                                       27,873                    24,617
   Treasury stock, at cost - 473,000 shares in 2000 and 358,000 shares in 1999             (8,364)                   (6,269)
   Accumulated other comprehensive loss                                                    (1,803)                   (1,629)
                                                                                     ------------              ------------
         Total stockholders' equity                                                        41,909                    40,864
                                                                                     ------------              ------------
         Total liabilities and stockholders' equity                                  $  1,093,649              $  1,071,176
                                                                                     ============              ============


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                     (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                         June 30,
                                                       -------------------------        ---------------------------
                                                            2000            1999             2000              1999
                                                       ---------      ----------        ---------         ---------
Interest and dividend income:
   Interest and fees on loans                          $   8,920      $    8,697        $  17,446         $  17,102
   Interest and dividends on securities                   11,349           8,917           22,479            17,592
   Interest on short-term investments                        105             141              174               241
                                                       ---------      ----------        ---------         ---------
      Total interest and dividend income                  20,374          17,755           40,099            34,935
                                                       ---------      ----------        ---------         ---------
Interest expense:
   Interest on deposits                                    6,881           4,811           12,858             9,141
   Interest on borrowed funds and subordinated
     debentures                                            6,130           6,157           12,698            12,380
                                                       ---------      ----------        ---------         ---------
      Total interest expense                              13,011          10,968           25,556            21,521
                                                       ---------      ----------        ---------         ---------
Net interest income                                        7,363           6,787           14,543            13,414
Credit for loan losses                                         -            (425)               -              (425)
                                                       ---------      ----------        ---------         ---------
Net interest income, after credit for loan losses          7,363           7,212           14,543            13,839
                                                       ---------      ----------        ---------         ---------
Other income:
   Customer service fees                                     326             321              636               640
   (Loss) gain on sales of securities available
     for sale, net                                             -             (37)               -                36
   Gain on sales of loans, net                             2,155           1,605            3,953             3,379
   Miscellaneous                                              41              60              117               108
                                                       ---------      ----------        ---------         ---------
      Total other income                                   2,522           1,949            4,706             4,163
                                                       ---------      ----------        ---------         ---------
Operating expenses:
   Salaries and employee benefits                          3,546           3,049            6,955             6,142
   Occupancy and equipment                                   932             573            1,920             1,168
   Data processing                                           347             321              675               625
   Professional fees                                         402             190              633               524
   Other real estate owned, net                                -              12              (14)               33
   Other general and administrative                        1,139           1,268            2,239             2,288
                                                       ---------      ----------        ---------         ---------
      Total operating expenses                             6,366           5,413           12,408            10,780
                                                       ---------      ----------        ---------         ---------

Income before income taxes                                 3,519           3,748            6,841             7,222
Provision for income taxes                                 1,120           1,311            2,220             2,524
                                                       ---------      ----------        ---------         ---------
Net income                                             $   2,399      $    2,437        $   4,621         $   4,698
                                                       =========      ==========        =========         =========

Net income per share:
   Diluted earnings per share                          $    0.73      $     0.72        $    1.40         $    1.39
   Basic earnings per share                                 0.74            0.73             1.42              1.41
Weighted average shares outstanding -
   assuming dilution for stock options                     3,273           3,390            3,301             3,385
Weighted average shares outstanding                        3,224           3,325            3,252             3,329

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   ------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                     Six Months Ended June 30, 2000 and 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                    Accumulated
                                                     Additional                                        Other
                                         Common       Paid-in          Retained        Treasury    Comprehensive
                                          Stock       Capital          Earnings         Stock          Loss          Total
                                        -------      ----------       ----------       -------     -------------     -----
Balance at December 31, 1999             $    369    $  23,776         $  24,617       $(6,269)      $(1,629)      $ 40,864
                                                                                                                   --------
Comprehensive income:
Net income                                      -            -             4,621             -             -          4,621
Change in net unrealized gain/loss
  on securities available for sale,
  after tax effects                             -            -                 -             -          (174)          (174)
                                                                                                                   --------
Comprehensive income                                                                                                  4,447
                                                                                                                   --------
Purchase of treasury stock                      -            -                 -        (2,095)            -         (2,095)
Cash dividends paid                             -            -            (1,365)            -             -         (1,365)
Exercise of stock options                       -           58                 -             -             -             58
                                         --------    ---------         ---------       -------       -------       --------
Balance at June 30, 2000                 $    369    $  23,834         $  27,873       $(8,364)      $(1,803)      $ 41,909
                                         ========    =========         =========       =======       =======       ========

Balance at December 31, 1998             $    368    $  23,683         $  17,948       $(6,213)      $(1,119)      $ 34,667
                                                                                                                   --------
Comprehensive income:
Net income                                      -            -             4,698             -             -          4,698
Change in net unrealized gain/loss
  on securities available for sale,
  after tax effects and reclassification
  adjustment                                    -            -                 -             -           (58)           (58)
                                                                                                                   --------
Comprehensive income                                                                                                  4,640
                                                                                                                   --------
Purchase of treasury stock                      -            -                 -           (56)            -            (56)
Cash dividends paid                             -            -            (1,297)            -             -         (1,297)
Exercise of stock options                       1           93                 -             -             -             94
                                         --------    ---------         ---------       -------       -------       --------
Balance at June 30, 1999                 $    369    $  23,776         $  21,349       $(6,269)      $(1,177)      $ 38,048
                                         ========    =========         =========       =======       =======       ========



See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                   -----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                        ---------------------------
                                                                                             2000              1999
                                                                                        ---------         ---------
Cash flows from operating activities:
   Net income                                                                           $   4,621         $   4,698
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Credit for loan losses                                                                     -              (425)
     Depreciation and amortization                                                            946               975
     Net accretion on securities and purchased loans                                       (3,671)           (1,222)
     Gains on sales of securities available for sale, net                                       -               (36)
     Loss (gain) on sale of other real estate owned                                           (15)               10
     Net change in:
       Loans held for sale                                                                (20,831)           31,956
       Other assets, net of other liabilities                                              (3,326)           (3,360)
                                                                                        ---------         ---------
         Net cash provided (used) by operating activities                                 (22,276)           32,596
                                                                                        ---------         ---------
Cash flows from investing activities:
    Net change in interest bearing deposits                                                (3,032)           (1,584)
    Activity in securities available for sale:
      Sales                                                                                     -            70,527
      Purchases                                                                                 -           (71,207)
      Amortization of mortgage-backed securities                                            2,342                 -
    Activity in securities held to maturity:
      Purchases                                                                           (15,040)         (168,755)
      Maturities, prepayments and calls                                                         -            11,369
      Amortization of mortgage-backed securities                                           15,733            34,483
    Redemption of restricted equity securities                                              2,083                 -
    Loan (originations and purchases) net of amortization and payoffs                       7,975            (6,341)
    Proceeds from sales of other real estate owned                                             50               195
    Additions to banking premises and equipment                                            (1,327)           (1,777)
                                                                                        ---------         ---------
         Net cash provided (used) in investing activities                                   8,784          (133,090)
                                                                                        ---------         ---------

Cash flows from financing activities:
    Net increase in deposits                                                               76,050            66,502
    Net increase (decrease) in borrowings with maturities of three months or less          (6,712)           27,600
    Proceeds from issuance of borrowings with maturities in excess of three months         80,000            10,000
    Repayment of borrowings with maturities in excess of three months                    (127,000)          (25,700)
    Decrease in mortgagors' escrow accounts                                                   (87)             (556)
    Proceeds from exercise of stock options                                                    58                94
    Payments to acquire treasury stock                                                     (2,095)              (56)
    Cash dividends                                                                         (1,365)           (1,297)
                                                                                        ---------         ---------
         Net cash provided by financing  activities                                        18,849            76,587
                                                                                        ---------         ---------
Net change in cash and cash equivalents                                                     5,357           (23,907)
Cash and cash equivalents at beginning of period                                           11,875            35,810
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                              $  17,232         $  11,903
                                                                                        =========         =========
Supplementary information:
   Interest paid                                                                        $  25,938         $  21,694
   Income taxes paid                                                                        3,435             3,732
   Transfer from loans to other real estate owned, net                                         50               135
   Transfers from securities available for sale to securities held to maturity                  -           150,261



See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Consolidated Balance Sheet as of June 30, 2000, and the Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the periods ended June 30, 2000 and 1999 of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited; however, these interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PRELIMINARY NOTE IN REGARD TO FORWARD-LOOKING STATEMENTS. This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These expressed or implied important risks, uncertainties and other factors may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements were disclosed in the Company's 1999 Annual Report on Form 10-K. The risk factors contained in that Form 10-K may not be exhaustive. Therefore, the information in that Form 10-K should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including quarterly report on Form 10-Q, which may supplement, modify, supersede or update those risk factors.

The Company's unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1999 and the notes included in the Company's annual report on Form 10-K should be read in conjunction with the following discussion.

ASSETS

The Company's total assets at June 30, 2000 were $1.094 billion, an increase of $22.5 million from December 31, 1999. This increase includes an increase of $5.4 million in cash and due from banks and a $20.8 million increase in loans held for sale, offset by an $8.3 million decrease in loans.

LOANS

Loans held for sale increased $20.8 million. The Company's loans were as follows:

                                                                 June 30,              December 31,
                                                                   2000                    1999
                                                                ----------            --------------
                                                                          (in thousands)

         Residential mortgage loans, including
                home equity loans                               $ 305,514               $  317,393
         Commercial, commercial real estate
             and construction loans                                96,884                   94,508
         Consumer loans                                             6,610                    5,410
                                                                ---------               ----------
             Total                                              $ 409,008               $  417,311
                                                                =========               ==========


DEPOSITS

Total deposits increased $76.1 million to $637.7 million at June 30, 2000 from $561.6 million at December 31, 1999. The increase in deposits reflects a $5.7 million increase in IRAs and time certificates of deposit, a $56.9 million increase in municipal deposits, and a $13.9 million increase in savings and demand deposits.

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

At June 30, 2000, the Company's allowance for loan losses totaled $4.1 million or 1.01% of total loans and 678% of non-performing loans compared to $4.1 million or 0.98% of total loans and 814% of non-performing loans at December 31, 1999, and compared to $4.5 million or 1.04% of total loans and 571% of non-performing loans at June 30, 1999. Net recoveries for the three and six months ended June 30, 2000 were $21,000 and $49,000, compared to $27,000 and $69,000 for the corresponding periods in 1999.

Non-performing assets were $911,000 or 0.08% of total assets at June 30, 2000 compared to $788,000 or 0.07% of total assets at December 31, 1999 and $825,000 or 0.08% of total assets at June 30, 1999.


RESULTS OF OPERATIONS

EARNINGS

People's Bancshares, Inc. recognized net income of $2.4 million or $0.73 diluted earnings per share for the quarter ended June 30, 2000 compared to $2.4 million or $0.72 diluted earnings per share for the quarter ended June 30, 1999. Basic earnings per share were $0.74 for the three months ended June 30, 2000 compared to $0.73 for the three months ended June 30, 1999.

In the three months ended June 30, 2000, there were no gains or losses on sales of securities compared to a net loss of $37,000 or $0.01 per diluted share in the three months ended June 30, 1999. Diluted earnings per share excluding securities gains, losses and non-recurring items would have been $0.78 for the three months ended June 30, 2000 compared to $0.69 for the three months ended June 30, 1999. Non-recurring items for the three months ended June 30, 2000 were related to expenses associated with the shareholder proxy fight and amounted to $0.05 per diluted share. Non-recurring items for the three months ended June 30, 1999 were expenses related to branch restructuring charges that amounted to $0.04 per diluted share and a credit to the allowance for loan losses that amounted to $0.08 per diluted share.

OVERVIEW

Comparisons of year to year operating results have been significantly affected by the growth of the Bank and of its mortgage banking subsidiary, People's Mortgage Corporation ("PMC"), which has resulted in the Company increasing its asset size from $944.6 million at December 31, 1998 to $1.094 billion at June 30, 2000. Operating results have been significantly affected by the Bank's increasing average investments to $590.4 million during the first half of 2000, compared to $477.0 million during the first half of 1999. This growth in earning assets was primarily funded by the Bank increasing its average deposits to $560.8 million in the first half of 2000, compared to $457.9 million in the first half months of 1999. Operating results have also been significantly affected by the growth of PMC, including the purchase of Allied Bancshares Mortgage Group, LLC on September 1, 1999. Gains on sales of loans were $4.0 million, net interest and other income was $1.0 million, operating expenses were $5.6 million, and net income (loss) was ($613,000) from PMC operations in the first half of 2000 compared to $3.4 million, $791,000, $4.0 million, and $182,000, respectively, in the corresponding period of 1999.

In addition, operating results have been affected by mortgage refinancings. The Company uses mortgage-backed securities and purchased mortgages to provide a macro hedge against PMC's operating results. Mortgage refinancings affect the Bank's net interest margin due to the resulting write-offs of purchase premiums associated with mortgage-backed securities and purchased residential mortgage loans. The amortization and write-offs of such premiums amounted to a $0.06 and $0.10 charge against earnings for the three and six months ended June 30, 2000, compared to a $0.13 and $0.28 charge for the same periods in 1999. However, reduced refinancing activity contributed to PMC's income (loss) of $0.01 and ($0.12) per diluted share for the three and six months ended June 30, 2000, compared to earnings of $0.01 and $0.03 per diluted share for the same periods in 1999.

Return on average assets was 0.90% and 0.87%, and return on average equity was 23.66% and 22.86% for the three and six months ended June 30, 2000. Return on average assets was 0.99% and 0.98% and return on average equity was 26.46% and 26.20% for the same periods in 1999. Net income amounted to $2.4 million and $4.6 million or $0.73 and $1.40 per diluted share for the three and six months ended June 30, 2000 compared to net income of $2.4 million and $4.7 million or $0.72 and $1.39 per diluted share for the same periods in 1999. Basic earnings per share were $0.74 and $1.42 per share for the three and six months ended June 30, 2000, compared to $0.73 and $1.41 per share for the same periods in 1999.

NET INTEREST INCOME

Net interest income increased $576,000 and $1.1 million for the three and six months ended June 30, 2000, compared to the same periods in 1999. This change resulted mostly from increased average earning assets. For the first six months of 2000, average earning assets increased 10% compared to the same period in 1999. Net interest margin was 2.83% for the six months ended June 30, 2000, compared to 2.88% for the same period in 1999.

Interest and dividend income increased to $20.4 million and $40.1 million for the three and six months ended June 30, 2000 from $17.8 million and $34.9 million for the same periods in 1999. The yield on average earning assets increased to 7.89% and 7.79% for the three and six months ended June 30, 2000 from 7.44% and 7.49% for the same periods in 1999. Yields on loans were 8.14% and 8.02% for the three and six months ended June 30, 2000, compared to 7.50% and 7.53% for the same periods in 1999. Yields on investments increased to 7.73% and 7.64% for the three and six months ended June 30, 2000, compared to 7.40% and 7.44% for the same periods in 1999.

Interest expense increased to $13.0 million and $25.6 million for the three and six months ended June 30, 2000 from $11.0 million and $21.5 million for the same periods in 1999. Interest expense on deposits increased $2.1 million and $3.7 million for the three and six months ended June 30, 2000, compared to the same periods in 1999. Interest expense on borrowings decreased $27,000 for the three months ended June 30, 2000 and increased $318,000 for the six months ended June 30, 2000.

During the first half of 2000, average borrowed funds amounted to $425.9 million compared to $437.1 million during the same period of 1999. Average borrowed funds have decreased as the Company has experienced deposit growth. The average rate paid on borrowed funds was 6.06% and 5.98% for the three and six months ended June 30, 2000 compared to 5.69% and 5.71% for the same periods in 1999.

Deposit interest expense increased due to an increase in average deposits to $560.8 million for the six month period ended June 30, 2000 compared to $457.9 million for the same period in 1999. The average cost of deposits increased to 4.72% and 4.60% for the three and six month periods ended June 30, 2000 from 4.03% and 4.03% for the same periods in 1999.

OTHER INCOME

Other income was $2.5 million and $4.7 million for the three and six months ended June 30, 2000, compared to $1.9 million and $4.2 million for the same periods in 1999. The increases were primarily due to increases in the gain on sales of loans.

OPERATING EXPENSES

Total operating expenses amounted to $6.4 million and $12.4 million for the three and six months ended June 30, 2000 compared to $5.4 million and $10.8 million for the same periods in 1999. Increases in consolidated operating expenses are primarily due to additional costs associated with the acquisition of Allied and general increases of salary and benefits.

Salaries and benefits expense increased $497,000 and $813,000 for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase in salaries and benefits reflects general salary increases and the addition of Allied employees.

Occupancy and equipment expense increased $359,000 and $752,000 for the three and six months ended June 30, 2000, compared to the same periods in 1999. The increases in occupancy and equipment are due to the Allied purchase. Professional fees increased $212,000 and $109,000 for the three and six months ended June 30, 2000 compared to the same periods in 1999. This increase primarily reflects costs associated with the shareholder proxy fight. Other general and administrative expenses decreased $129,000 and $49,000 for the three and six months ended June 30, 2000 compared to the same periods in 1999.

The efficiency ratio for the Company for the three and six month periods ended June 30, 2000, was 59.89% and 61.10%. For the same periods in 1999, the ratio was 56.70% and 57.68%. The efficiency ratio for the Company excluding PMC was 45.41% and 44.13% for the three and six months ended June 30, 2000. For the same periods in 1999, the ratio was 45.51% and 46.43%.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $1.1 million and $2.2 million in the three and six months ended June 30, 2000 compared to income tax expense of $1.3 million and $2.5 million for the same periods in 1999. The effective tax rates for the three and six months ended June 30, 2000 and 1999 were 32% and 35%, respectively.


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

At June 30, 2000, the Company's capital exceeded all applicable requirements imposed by statute or regulations. At June 30, 2000, the Company's risk-based capital ratio was 10.33%. The Company's book value per share was $13.01 at June 30, 2000, $12.27 at December 31, 1999, and $11.42 at June 30, 1999.

People's Savings Bank, the primary subsidiary of the Company (the "Bank"), has entered into an informal agreement with its regulators in which the Bank has agreed, among other things, to develop plans to reduce over time the level of investment in trust preferred securities to less than 100% of its Tier 1 Leveraged Capital. In addition, the Bank has agreed to achieve and maintain Tier 1 Leveraged Capital of not less than 6.5% of total assets: management expects the Bank to be in compliance with this target at the end of 2000. Management of the Company believes that any actions taken to comply with the agreement will not have a material adverse effect on the Company's future financial condition or results of operations.


OTHER INFORMATION

On August 1, 2000, the Company declared a $0.21 dividend to be paid on September 8, 2000 to shareholders of record on August 18, 2000.

In the first half of 2000 the Company repurchased 115,000 of its outstanding common shares at an average cost of $18.21 in open market transactions under a repurchase program announced on September 1, 1998.

People's maintains twelve banking locations in Southeastern Massachusetts and 12 loan production offices in Massachusetts, Connecticut, Maryland, and Virginia. People's trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

                            People's Bancshares, Inc.
                          Supplementary Financial Data

                                                               --------------------------------------------------------------
                                                                   1st       2nd        6         3rd        4th
                                                                 Quarter   Quarter    months    Quarter    Quarter
                                                                   1999      1999      1999       1999       1999       1999
                                                               --------------------------------------------------------------
Bank net of premium amortization, security
  gains and non-recurring items                                    $0.79     $0.81     $1.60      $0.77      $0.76      $3.14
Premium amortization expense (1)                                  ($0.15)   ($0.13)   ($0.28)    ($0.09)    ($0.07)    ($0.45)
                                                               --------------------------------------------------------------
Bank net income, net of non-recurring item                         $0.64     $0.68     $1.32      $0.68      $0.69      $2.69
Mortgage subsidiary net income (loss), net
  of non-recurring items                                           $0.02     $0.01     $0.03      $0.01          -      $0.04
                                                               --------------------------------------------------------------
Bancshares, net of security gains and
  non-recurring items                                              $0.66     $0.69     $1.35      $0.69      $0.69      $2.73
Security gains and non-recurring items, net                        $0.01     $0.03     $0.04          -          -      $0.04
                                                               --------------------------------------------------------------
Reported diluted earnings per share                                $0.67     $0.72     $1.39      $0.69      $0.69      $2.77
                                                               ==============================================================

Return on average equity                                          25.91%    26.46%    26.20%     24.13%     23.00%     24.82%
Return on average assets                                           0.96%     0.99%     0.98%      0.91%      0.86%      0.93%
Bank efficiency ratio (2)                                         46.50%    45.51%    46.43%     48.84%     51.35%     48.32%
Company efficiency ratio (2)                                      58.66%    56.70%    57.68%     64.19%     65.49%     60.32%
Net interest margin                                                2.87%     2.85%     2.88%      2.82%      2.82%      2.84%
Mortgage company core income (loss) as a
  percentage of Company core income                                3.03%     1.45%     2.22%      1.45%         -       1.44%
Gains on sales of loans (in thousands)                          $  1,774    $1,605    $3,379     $1,643    $2,480      $7,502
Mortgage loan applications (in thousands)                       $209,795  $206,948  $416,643   $180,632  $205,373    $802,748
Mortgage backlog at end of quarter (in thousands) (3)           $135,322  $141,482             $172,579  $135,009

(1) Premiums are from purchases of investment securities, primarily mortgage-backed securities, and loans, both purchased in the secondary market and through past acquisitions. Such premiums are subject to faster amortization in a mortgage refinancing market. The mortgage company has no assets subject to prepayment risk as all gains are "cash" gains and are recorded when investor payments are received.

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

                            People's Bancshares, Inc.
                          Supplementary Financial Data

                                                                                        1st           2nd             6
                                                                                      Quarter       Quarter         Months
                                                                                        2000          2000           2000
                                                                                    --------------------------------------

Bank net of premium amortization, security gains and non-recurring items                $0.84         $0.83          $1.67
Premium amortization expense (1)                                                       ($0.04)       ($0.06)        ($0.10)
                                                                                    --------------------------------------
Bank net income                                                                         $0.80         $0.77          $1.57
Mortgage subsidiary net income, net of non-recurring items                             ($0.13)        $0.01         ($0.12)
                                                                                    --------------------------------------
Bancshares, net of security gains and non-recurring items                               $0.67         $0.78          $1.45
Security gains and non-recurring items, net                                                 -        ($0.05)        ($0.05)
                                                                                    --------------------------------------
Reported diluted earnings per share                                                     $0.67         $0.73          $1.40
                                                                                    ======================================

Return on average equity                                                              22.05%          23.66%        22.86%
Return on average assets                                                               0.84%           0.90%         0.87%
Bank efficiency ratio (2)                                                             42.88%          45.41%        44.13%
Company efficiency ratio (2)                                                          62.32%          59.89%        61.10%
Net interest margin                                                                    2.80%           2.85%         2.83%
Mortgage company core income (loss) as a percentage of Company core income           (16.25%)          1.39%        (7.89%)
Gains on sales of loans (in thousands)                                                $1,798          $2,155        $3,953
Mortgage loan applications (in thousands)                                           $272,364        $259,431      $531,795
Mortgage backlog at end of quarter (in thousands) (3)                               $200,187        $201,852


(1) Premiums are from purchases of investment securities, primarily mortgage-backed securities, and loans, both purchased in the secondary market and through past acquisitions. Such premiums are subject to faster amortization in a mortgage refinancing market. The mortgage company has no assets subject to prepayment risk as all gains are "cash" gains and are recorded when investor payments are received.

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

The Board's limits on interest-rate risk specify that if interest rates were to shift up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10%. The Company was in compliance with this limit at June 30, 2000. The following table reflects the estimated exposure of the Company's net interest income for the next 12 months assuming a shift of 100 basis points over 12 months in market interest rates. As of June 30, 2000 the simulation model projected a decrease of approximately $0.06 per share based upon a 100 basis point increase in rates ratably over one year compared to a flat rate scenario.

                               100 Basis Points              100 Basis Points
                               Rate Increase                 Rate Decrease

June 30, 2000                      (1.14)%                         4.29%



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2000, the Company held its annual meeting of stockholders. At this meeting the stockholders of the Company elected John R. Eaton, Dr. Loring C. Johnson, Scott W. Ramsay as the Class II Directors of the Company, to serve for a term expiring at the 2003 annual meeting of stockholders and until their successors are duly elected and qualified. The following sets forth the votes cast in connection with these elections:

                                   For         Withheld
                                ---------      --------
John R. Eaton                   1,489,822       14,432
Dr. Loring C. Johnson           1,485,876       18,378
Scott W. Ramsay                 1,486,891       17,363
William G. Foster, Jr.          1,264,874        1,561
John R. Kennedy                 1,264,854        1,561
Vincent A. Smyth                1,264,874        1,561

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

  4.3     Articles I and IV of By-laws of the Company (see Exhibit 3.2)

  27      Financial Data Schedule (Filed herewith).

 (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLE'S BANCSHARES, INC.

   8/14/2000                          By: /s/ Richard S. Straczynski
   ---------------------                  ----------------------------------
   Date                                   Richard S. Straczynski
                                          President and Chief Executive Officer




   8/14/2000                          By: /s/ Colin C. Blair
   ---------------------                  ---------------------------------
   Date                                   Colin C. Blair
                                          Chief Financial Officer

'



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