Form 10-Q
period 2000-09-30
PEOPLES BANCSHARES INC
filed 2000-11-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of September 30, 2000 was 3,221,734.

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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                   (Unaudited)

                                                                                September 30,   December 31,
                                                                                    2000            1999
                                                                                 -----------     -----------
                                      ASSETS
Cash and due from banks                                                          $    17,217     $    11,875
Short-term investments                                                                 1,800              --
                                                                                 -----------     -----------
      Total cash and cash equivalents                                                 19,017          11,875
Interest-bearing deposits                                                              9,924           5,916
Securities available for sale                                                         37,499          42,068
Securities held to maturity (fair value of $471,551 in 2000 and
  $481,018 in 1999)                                                                  523,915         524,581
Restricted equity securities, at cost                                                 19,869          21,701
Loans held for sale                                                                   40,577          23,681
Loans, net of allowance for loans losses of $4,154 in 2000 and $4,096 in 1999        396,905         413,215
Other real estate owned, net                                                              50             285
Banking premises and equipment, net                                                   16,985          16,630
Accrued interest receivable                                                            7,787           7,051
Intangible assets                                                                      1,398           1,460
Other assets                                                                           3,074           2,713
                                                                                 -----------     -----------
         Total assets                                                            $ 1,077,000     $ 1,071,176
                                                                                 ===========     ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                         $   620,405     $   561,614
Borrowed funds                                                                       383,007         447,950
Mortgagors' escrow accounts                                                            1,131           1,106
Accrued expenses and other liabilities                                                 5,039           5,842
Subordinated debentures                                                               23,800          13,800
                                                                                 -----------     -----------
      Total liabilities                                                            1,033,382       1,030,312
                                                                                 -----------     -----------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
   10,000,000 shares, none issued                                                         --              --
   Common stock - par value $0.10 per share; authorized 20,000,000
     shares; issued and outstanding 3,694,734 and 3,689,734 shares                       369             369
   Additional paid-in capital                                                         23,834          23,776
   Retained earnings                                                                  29,673          24,617
   Treasury stock, at cost - 473,000 shares in 2000 and 358,000
     shares in 1999                                                                   (8,364)         (6,269)
   Accumulated other comprehensive loss                                               (1,894)         (1,629)
                                                                                 -----------     -----------
      Total stockholders' equity                                                      43,618          40,864
                                                                                 -----------     -----------
         Total liabilities and stockholders' equity                              $ 1,077,000     $ 1,071,176
                                                                                 ===========     ===========


     See accompanying notes to unaudited consolidated financial statements.

                     PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                   (Unaudited)


                                                            Three Months Ended        Nine Months Ended
                                                                September 30,           September 30,
                                                          ---------------------    ---------------------
                                                            2000        1999         2000        1999
                                                          ---------   --------     --------     --------
Interest and dividend income:
   Interest and fees on loans                             $  9,268    $  8,762     $ 26,714     $ 25,864
   Interest and dividends on securities                     11,619       9,890       34,098       27,482
   Interest on short-term investments                           30           6          204          247
                                                          --------    --------     --------     --------
Total interest and dividend income                          20,917      18,658       61,016       53,593
                                                          --------    --------     --------     --------
Interest expense:
   Interest on deposits                                      7,368       5,350       20,226       14,491
   Interest on borrowed funds and subordinated
     debentures                                              6,187       6,253       18,885       18,633
                                                          --------    --------     --------     --------
      Total interest expense                                13,555      11,603       39,111       33,124
                                                          --------    --------     --------     --------
Net interest income                                          7,362       7,055       21,905       20,469
Credit for loan losses                                          --        (425)          --         (850)
                                                          --------    --------     --------     --------
Net interest income, after credit for loan losses            7,362       7,480       21,905       21,319
                                                          --------    --------     --------     --------

Other income:
   Customer service fees                                       323         308          959          948
   Gain on sales of securities available for sale, net          --          --           --           36
   Gain on sales of loans, net                               2,409       1,643        6,362        5,022
   Miscellaneous                                                49          34          166          142
                                                          --------    --------     --------     --------
      Total other income                                     2,781       1,985        7,487        6,148
                                                          --------    --------     --------     --------

Operating expenses:
   Salaries and employee benefits                            3,426       3,455       10,381        9,597
   Occupancy and equipment                                     898         702        2,818        1,870
   Data processing                                             341         310        1,016          935
   Professional fees                                           466         228        1,099          752
   Other real estate owned, net                                  2          15          (12)          48
   Other general and administrative                          1,342       1,329        3,581        3,617
                                                          --------    --------     --------     --------
      Total operating expenses                               6,475       6,039       18,883       16,819
                                                          --------    --------     --------     --------

Income before income taxes                                   3,668       3,426       10,509       10,648
Provision for income taxes                                   1,191       1,088        3,411        3,612
                                                          --------    --------     --------     --------
Net income                                                $  2,477    $  2,338     $  7,098     $  7,036
                                                          ========    ========     ========     ========

Net income per share:
   Diluted earnings per share                             $   0.76    $   0.69     $   2.16     $   2.08
   Basic earnings per share                                   0.77        0.71         2.19         2.12
Weighted average shares outstanding -
   assuming dilution for stock options                       3,270       3,389        3,293        3,386
Weighted average shares outstanding                          3,222       3,332        3,245        3,326

     See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in thousands)
                                  (Unaudited)


                                                                         Accumulated
                                                   Additional               Other
                                        Common      Paid-in   Retained  Comprehensive Treasury
                                         Stock      Capital   Earnings      Loss       Stock       Total
                                        --------   --------   --------    --------    ---------   --------

Balance at December 31, 1999            $    369   $ 23,776   $ 24,617    $ (1,629)   $ (6,269)   $ 40,864
                                                                                                  --------
Comprehensive income:
   Net income                                 --         --      7,098          --          --       7,098
   Change in net unrealized gain/loss
    on securities available for sale,
    after tax effects                         --         --         --        (265)         --        (265)
                                                                                                  --------
   Total comprehensive income                                                                        6,833
                                                                                                  --------
Purchase of treasury stock                    --         --         --          --      (2,095)     (2,095)
Cash dividends paid                           --         --     (2,042)         --          --      (2,042)
Exercise of stock options                     --         58         --          --          --          58
                                        --------   --------   --------    --------    --------    --------

Balance at September 30, 2000           $    369   $ 23,834   $ 29,673    $ (1,894)   $ (8,364)   $ 43,618
                                        ========   ========   ========    ========    ========    ========

Balance at December 31, 1998            $    368   $ 23,683   $ 17,948    $ (1,119)   $ (6,213)   $ 34,667
                                                                                                  --------
Comprehensive income:
   Net income                                 --         --      7,036          --          --       7,036
   Change in net unrealized gain/loss
    on securities available for sale,
    after tax effects and
    reclassification adjustment               --         --         --        (306)         --        (306)
                                                                                                  --------
   Total comprehensive income                                                                        6,730
                                                                                                  --------
Purchase of treasury stock                    --         --         --          --         (56)        (56)
Cash dividends paid                           --         --     (1,997)         --          --      (1,997)
Exercise of stock options                      1         93         --          --          --          94
                                        --------   --------   --------    --------    --------    --------

Balance at September 30, 1999           $    369   $ 23,776   $ 22,987    $ (1,425)   $ (6,269)   $ 39,438
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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                              Nine Months Ended
                                                                                                  September 30,
                                                                                        ---------------------------
                                                                                          2000              1999
                                                                                        ---------        -----------
Cash flows from operating activities:
   Net income                                                                           $   7,098         $   7,036
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Credit for loan losses                                                                    --              (850)
     Depreciation and amortization                                                          1,422             1,032
     Net accretion on securities and purchased loans                                       (6,022)           (2,487)
     Gains on sales of securities available for sale, net                                      --               (36)
     Loss (gain) on sale of other real estate owned                                           (12)               10
     Net change in:
       Loans held for sale                                                                (16,896)           34,724
       Other assets, net of other liabilities                                              (1,469)           (3,566)
                                                                                        ---------         ---------
              Net cash provided (used) by operating activities                            (15,879)           35,863
                                                                                        ---------         ---------
Cash flows from investing activities:
    Net change in interest bearing deposits                                                (4,008)           (2,017)
    Activity in securities available for sale:
      Sales                                                                                    --            70,527
      Purchases                                                                                --           (77,985)
      Amortization of mortgage-backed securities                                            4,085             4,296
    Activity in securities held to maturity:
      Purchases                                                                           (31,544)         (190,368)
      Maturities, prepayments and calls                                                    15,774            11,369
      Amortization of mortgage-backed securities                                           23,042            41,765
    Redemption of restricted equity securities                                              1,832                 -
    Loan (originations and purchases) net of amortization and payoffs                      15,772             5,052
    Proceeds from sales of other real estate owned                                            297               262
    Additions to banking premises and equipment                                            (1,661)           (3,667)
                                                                                        ---------         ---------
           Net cash provided (used) in investing activities                                23,589          (140,766)
                                                                                        ---------         ---------

Cash flows from financing activities:
    Net increase in deposits                                                               58,791            72,469
    Net increase in borrowings with maturities of three months or less                      4,757             6,140
    Proceeds from issuance of borrowings with maturities in excess of three months        135,000            43,500
    Repayment of borrowings with maturities in excess of three months                    (204,700)          (39,200)
    Increase (decrease) in mortgagors' escrow accounts                                         25              (367)
    Proceeds from exercise of stock options                                                    58                94
    Proceeds from issuance of subordinated debentures                                       9,638                 -
    Payments to acquire treasury stock                                                     (2,095)              (56)
    Cash dividends                                                                         (2,042)           (1,997)
                                                                                        ---------         ---------
       Net cash provided (used) by financing activities                                      (568)           80,583
                                                                                        ---------         ---------
Net change in cash and cash equivalents                                                     7,142           (24,320)
Cash and cash equivalents at beginning of period                                           11,875            35,810
                                                                                        ---------         ---------
Cash and cash equivalents at end of period                                              $  19,017         $  11,490
                                                                                        =========         =========

Supplementary information:
   Interest paid                                                                        $  38,907         $  33,165
   Income taxes paid                                                                        4,017             4,972
   Transfer from loans to other real estate owned, net                                         50               473
   Transfers from securities available for sale to securities held to maturity                 --           150,261

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements of People's Bancshares, Inc. and Subsidiaries (the "Company") furnished in this report are unaudited. In the opinion of management, the information presented includes all adjustments, consisting of normal recurring accruals necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

     These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements, which included information and footnotes necessary for such presentation, for the year ended December 31, 1999 as part of its Annual Report on Form 10-K filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K Report.


(2)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares issuable from the exercise of stock options calculated using the treasury stock method.

(3)  SUBORDINATED DEBENTURES

     On July 26, 2000, the Company completed the sale of $10 million in subordinated debentures to People's Bancshares Capital Trust II, a newly formed subsidiary of the Company. The Trust funded the purchase of the subordinated debentures through the sale of 10,000 trust preferred securities with a liquidation value of $10,000,000. The Trust would use interest payments made by the Company on the debentures in order to pay semi-annual dividends to preferred security holders. The annual percentage rate of the interest payable on the subordinated debentures and the distributions payable on the preferred securities is 11.695%. Dividends on the preferred securities will be cumulative and the Trust may defer the payments for up to five years. The preferred securities mature in July 2030 unless the Company elects and obtains regulatory approval to accelerate the maturity date to as early as July 2010. The Company's ownership interest in the Trust may be included in regulatory Tier 1 capital, subject to a limitation that amounts with respect to such trusts not exceed 25% of Tier 1 capital. All such ownership interests may be included in total risk-based capital. The net proceeds of this offering were used to increase the capital level of the Company's primary subsidiary, People's Savings Bank of Brockton. Reference is made to OTHER INFORMATION contained in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere herein.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENTS REGARDING FORWARD-LOOKING INFORMATION. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These expressed or implied important risks, uncertainties and other factors may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements and could materially affect the price of its common stock. Some of the factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements were disclosed in the Company's 1999 Annual Report on Form 10-K. These and other current risk factors, which include risks associated with potential changes in the allowance for loan losses, potential changes related to regulatory matters, potential changes limiting or prohibiting the Company from paying dividends on its common stock or interest on its subordinated debentures and potential changes resulting from strategic initiatives being considered by management and described under "Other Information" below, the Bank's continued ability to originate loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, changing regulatory requirements, new tax or other state or national legislation, and others may not be exhaustive. Therefore, the information in that Form 10-K should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including quarterly reports on Form 10-Q and current reports on Form 8-K, if any, which may supplement, modify, supersede or update these risk factors. The Company does not promise to, and may decide not to, update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

The Company's unaudited consolidated financial statements and notes included in this report and the audited financial statements for the year ended December 31, 1999 and the notes included in the Company's annual report on Form 10-K should be read in conjunction with the following discussion.

ASSETS

The Company's total assets at September 30, 2000 were $1.077 billion, an increase of $5.8 million from December 31, 1999. This increase includes an increase of $7.1 million in cash and due from banks, an increase of $4.0 million in interest-bearing deposits and a $16.9 million increase in loans held for sale, partially offset by an $16.3 million decrease in loans and a $5.2 million decrease in securities.

LOANS

The Company's loans were as follows:

                                          September 30,       December 31,
                                              2000                1999
                                          -------------       ------------
                                                   (in thousands)
Residential mortgage loans, including
    home equity loans                       $ 298,627          $  317,393
Commercial, commercial real estate
    and construction loans                     95,647              94,508
Consumer loans                                  6,785               5,410
                                            ---------          ----------
    Total                                   $ 401,059          $  417,311
                                            =========          ==========

DEPOSITS

Total deposits increased $58.8 million to $620.4 million at September 30, 2000 from $561.6 million at December 31, 1999. The increase in deposits reflects a $16.8 million increase in IRAs and time certificates of deposit, a $29.3 million increase in municipal deposits, and a $12.7 million increase in savings and demand deposits.

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

At September 30, 2000, the Company's allowance for loan losses totaled $4.2 million or 0.94% of total loans and loans held for sale and 1,180% of non-performing loans compared to $4.1 million or 0.93% of total loans and loans held for sale and 814% of non-performing loans at December 31, 1999, and compared to $4.0 million or 0.90% of total loans and loans held for sale and 875% of non-performing loans at September 30, 1999. Net recoveries for the three and nine months ended September 30, 2000 were $8 thousand and $58 thousand, compared to net charge-offs of $44 thousand and net recoveries of $25 thousand for the corresponding periods in 1999.

Non-performing assets were $402 thousand or 0.04% of total assets at September 30, 2000 compared to $788 thousand or 0.07% of total assets at December 31, 1999 and $768 thousand or 0.07% of total assets at September 30, 1999.


RESULTS OF OPERATIONS

EARNINGS

Net income for the three and nine months ended September 30, 2000 was $2.5 million, or $0.76 per diluted share, and $7.1 million, or $2.16 per diluted share compared to $2.3 million, or $0.69 per diluted share, and $7.0 million, or $2.08 per diluted share for the corresponding periods in 1999. Basic earnings per share were

$0.77 and $2.19 per share for the three and nine months ended September 30, 2000 compared to $0.71 and $2.12 for the same periods in 1999. Non-recurring charges included in the three months ended September 30, 2000 were $337 thousand and related to the write-off of obsolete equipment, prepayment fees for the early extinguishment of FHLB borrowings, and various professional fees associated with regulatory issues. Return on average assets was 0.91% and 0.88%, and return on average equity was 23.18% and 22.97%, respectively, for the three and nine months ended September 30, 2000. Return on average assets during 1999 was 0.91% and 0.95% for the respective three and nine month periods and return on average equity was 24.13% and 25.48% for the same periods in 1999.

OVERVIEW

Operating results have been significantly affected by the growth of the Bank and of its mortgage banking subsidiary, People's Mortgage Corporation ("PMC"). The Company increased its asset size from $944.6 million at December 31, 1998 to $1.077 billion at September 30, 2000. Operating results have been affected by the Bank's increase in average investments to $592.0 million during the first nine months of 2000, compared to $497.4 million during the first nine months of 1999. This growth in earning assets was primarily funded by the Bank's increase in average deposits to $572.3 million in the first nine months of 2000, compared to $475.7 million in the first nine months of 1999. Average loans for the first nine months of 2000 were $439.4 million compared to $456.2 million for the corresponding period in 1999. Average borrowings declined for the nine month period from $435.9 million for 1999 to $417.4 million for 2000. Operating results have also been significantly affected by the growth of PMC, including the purchase of Allied Bancshares Mortgage Group, LLC ("Allied") on September 1, 1999. Combined results of PMC and Allied, for the first nine months of 2000, resulted in gains on sales of loans of $6.4 million and net interest and other income of $1.8 million, while operating expenses were $8.3 million, and the net loss for PMC and Allied was $120 thousand. Comparable results for 1999 were $5.0 million, $1.2 million, $6.5 million, and $185 thousand, respectively. Included in the 1999 third quarter results of PMC are $430 thousand of first month losses at Allied.


NET INTEREST INCOME

Net interest income increased $307 thousand and $1.4 million for the three and nine months ended September 30, 2000 compared to the same periods in 1999. This change reflects growth in earning asset volume and mix partially offset by a decrease in the net interest margin. For the first nine months of 2000, average earning assets increased 8% over 1999. Net interest margin was 2.83% for the nine months ended September 30, 2000, compared to 2.86% for the same period in 1999.

Interest and dividend income increased to $20.9 million and $61.0 million for the three and nine months ended September 30, 2000 from $18.7 million and $53.6 million for the comparable 1999 periods. The yield on average earning assets increased to 7.96% and 7.88% for the three and nine months ended September 30, 2000 from 7.47% and 7.48% for the 1999 quarter and year-to-date. Yields on loans were 8.24% and 8.13% for the three and nine months ended September 30, 2000, compared to 7.65% and 7.55% for the 1999 periods. Yields on investments increased to 7.75% and 7.70% for the three and nine months ended September 30, 2000, compared to 7.29% and 7.39% for the comparable 1999 periods.

Interest expense increased to $13.6 million and $39.1 million for the three and nine months ended September 30, 2000 from $11.6 million and $33.1 million for the same periods in 1999. Deposit interest increased $2.0 million and $5.7 million for the three and nine month periods, compared to 1999. Interest expense on borrowings decreased $66 thousand for the three months ended September 30, 2000 and increased $252 thousand for the nine months ended September 30, 2000.

During the first nine months of 2000, average borrowed funds amounted to $417.4 million compared to $435.9 million during the same period of 1999. Average borrowed funds have decreased as the Company has experienced deposit growth. The average rate paid on borrowed funds was 6.13% and 6.05% for the three and nine months ended September 30, 2000 compared to 5.72% for the same periods in 1999.

Deposit interest expense increased due to an increase in average deposits to $572.3 million for the nine month period ended September 30, 2000 compared to $475.7 million for the same period in 1999. The average interest rate paid on deposits increased to 4.91% and 4.72% for the three and nine month periods ended September 30, 2000 from 4.15% and 4.07% for the same periods in 1999.

OTHER INCOME

Other income was $2.8 million and $7.5 million for the three and nine months ended September 30, 2000, compared to $2.0 million and $6.1 million for the same periods in 1999. The increases were primarily due to increases in the gains on sales of loans.

OPERATING EXPENSES

Total operating expenses were $6.5 million and $18.9 million for the three and nine months ended September 30, 2000 compared to $6.0 million and $16.8 million for the same periods in 1999. These increases in operating expenses are primarily due to additional costs associated with the acquisition of Allied and, in the case of the nine month expenses, general increases of salary and benefits.

Salaries and benefits expense decreased $29 thousand for the three months ended September 30, 2000 and increased $784 thousand for the nine months ended September 30, 2000 compared to the same periods in 1999. The decrease in salaries and benefits for the three months reflects staff reductions at PMC and decreased pension expense. The increase in salaries and benefits for the nine months reflects general salary increases and the addition of Allied employees for all nine months in 2000 compared with only one month during 1999.

Occupancy and equipment expense increased $196 thousand and $948 thousand for the three and nine months ended September 30, 2000, compared to the same periods in 1999. Professional fees increased $238 thousand and $347 thousand for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The increase primarily reflects costs associated with legal and regulatory matters. Other general and administrative expenses decreased $13 thousand and $36 thousand for the three and nine months ended September 30, 2000 compared to the same periods in 1999.

The efficiency ratio for the Company for the three and nine months ended September 30, 2000, was 57.34% and 59.79%. For the same periods in 1999, the ratio was 59.61% and 58.34%. The efficiency ratio for the Company excluding PMC was 45.83% and 44.70% for the three and nine months ended September 30, 2000. For the same periods in 1999, the ratio was 48.84% and 47.25%.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $1.2 million and $3.4 million in the three and nine months ended September 30, 2000 compared to income tax expense of $1.1 million and $3.6 million for the same periods in 1999. The effective tax rates for the three and nine months ended September 30, 2000 were 32.5% and were 31.8% and 33.9% for the corresponding periods of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity management strategy focuses upon the Company's ability to provide the cash reserves and cash equivalents necessary to honor contractual liabilities and commitments, meet depositors' withdrawal demands, fund operations and provide customers with adequate available credit. The Company's primary sources of liquidity are customer deposits, principal and interest payments on loans, interest and dividends on investments and proceeds from the maturity or sale of investments. The Company also has the ability to borrow from the Federal Home Loan Bank of Boston on a collateralized basis. The Company believes that it has adequate liquidity to meet its current needs.

At September 30, 2000, the Company's capital exceeded all applicable regulatory requirements imposed by statute or regulations. Reference is made to OTHER INFORMATION, below.


                                                          Amount                                   Percent
                                         -----------------------------------------     --------------------------------------
                                                      Adequately         Well                     Adequately       Well
                                                      Capitalized     Capitalized                Capitalized    Capitalized
                                            Actual    Minimums        Minimums         Actual     Minimums       Minimums
                                         ---------    -----------     -----------     -------    -----------   -------------
People's Bancshares, Inc.
     Tier 1 Leverage Capital             $  59,285        $43,132         n/a           5.50%         4.00%        n/a
     Tier 1 Capital                         59,285         23,304         n/a          10.17%         4.00%        n/a
     Total Capital                          72,069         46,607         n/a          12.37%         8.00%        n/a

People's Savings Bank of Brockton
     Tier 1 Leverage Capital             $  67,400        $43,212       $ 54,015        6.24%         4.00%         5.00%
     Tier 1 Capital                         67,400         35,317         35,317       11.59%         4.00%         6.00%
     Total Capital                          71,554         47,089         58,862       12.30%         8.00%        10.00%



OTHER INFORMATION

On October 31, 2000, the Company declared a dividend of $0.21 per share, payable on December 7, 2000 to shareholders of record on November 17, 2000.

As previously announced, People's Savings Bank of Brockton, the primary subsidiary of the Company (the "Bank"), has entered into an informal agreement with its regulators (the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks) (the "Bank Agreement") in which the Bank has agreed, among other matters, to develop plans to reduce over time the level of its investment in trust preferred securities to less than 100% of its Tier 1 Leverage Capital. In addition, the Bank has agreed to achieve and subsequently maintain a Tier 1 Leverage Capital ratio of not less than 6.5% of total assets. During the third quarter, the Company sold $10 million in subordinated debentures to People's Bancshares Capital Trust II (the "Trust"), a newly formed subsidiary of the Company. The Trust funded the purchase of the subordinated debentures through a sale of trust-preferred shares with a liquidation value of $10,000,000. The net proceeds of this sale were contributed by the Company to the Bank in order to increase the Tier 1 Leverage Capital level of the Bank by $9.64 million. At September 30, 2000 the actual Tier 1 Leverage Capital ratio of the Bank was 6.24%.

Additional provisions of the Bank Agreement require the Bank to assess the Bank's management and staffing needs, develop revised strategic and capital plans, improve the quality of the investment portfolio and investment administration, improve liquidity and the management thereof, develop a plan for reducing interest rate risk exposure and address other operational issues.

In addition to the Bank Agreement, the Company expects to enter into a formal agreement (the "Company Agreement") with the Federal Reserve Bank of Boston (the "Reserve Bank") that would require prior approval of the Reserve Bank and the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System for the Bank to pay dividends to the Company or for the Company to pay dividends on its common stock or interest on the subordinated debentures the Company issued in 1997 and 2000. While the Company intends to seek such approvals, there is no assurance that approval to pay all or any portion of such dividends and/or interest will be received. In the event that the required approvals are not received, the Company, to the applicable, will reduce or eliminate dividends on its common stock and defer the payment of interest on the debentures (to the extent required) to the relevant trusts (pursuant to the terms of the instruments under which they were organized) and the trusts will defer (to the extent required) paying dividends on the trust preferred shares issued by them. During the term of any such deferral, distributions to which holders are entitled will continue to accrue interest or dividends at the stated annual rate, plus additional interest of 2% compounded quarterly, on any unpaid distributions in accordance with the terms of the underlying securities.

The Company has suspended its stock purchase program announced in 1998. In the first half of 2000, the Company repurchased 115,000 shares of the outstanding common stock at an average cost of $18.21 per share in open market transactions. The Company anticipates that the terms of the Company Agreement will preclude the purchase of any additional shares without the prior written approval of the Reserve Bank and that the Company will be required to maintain a minimum consolidated Tier 1 Leverage Capital ratio of not less than 5.0%. At September 30, 2000, the Company's consolidated Tier 1 Leverage Capital ratio was 5.50%. The Company also anticipates that the terms of the Company Agreement will state that it is the common goal of the Company and the Reserve Bank to restore and maintain the financial soundness of the Company and will preclude the Company from increasing its borrowings, incurring debt or renewing existing debt without the prior approval of the Reserve Bank.

Management is currently evaluating a number of initiatives to improve and maintain the financial soundness of the Company and the Bank. The Company may restructure its consolidated balance sheet to reduce interest rate risk while improving liquidity and balance sheet fundamentals. This strategy would enhance the mix of earning assets and liabilities through the divestiture of higher risk earning assets while reducing dependence on higher cost volatile liabilities. In addition, such restructuring would improve asset quality and reduce the Company's exposure to rising interest rates. While the financial impact of such a strategy has not been quantified, and no decision has been reached as to the manner in which such a strategy would be implemented, it is likely that such initiatives would reduce the Company's future operating results.

People's maintains twelve banking locations in Southeastern Massachusetts and 12 loan production offices in Massachusetts, Connecticut, Maryland, and Virginia. People's trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

                            People's Bancshares, Inc.
                          Supplementary Financial Data



                                                   1st Quarter  2nd Quarter   3rd Quarter     9 months     4th Quarter
                                                       1999         1999          1999          1999           1999         1999
                                                   ------------------------------------------------------------------------------
Bank net of premium amortization, security gains
 and non-recurring items                            $   0.79    $   0.81      $   0.77       $   2.37      $   0.76     $   3.14
Premium amortization expense (1)                    $  (0.15)   $  (0.13)     $  (0.09)      $  (0.37)     $  (0.07)    $  (0.45)
                                                   ------------------------------------------------------------------------------
Bank net income, net of non-recurring item          $   0.64    $   0.68      $   0.68       $   2.00      $   0.69     $   2.69
Mortgage subsidiary net income (loss), net of
  non-recurring items                               $   0.02    $   0.01      $   0.01       $   0.04            --     $   0.04
                                                   ------------------------------------------------------------------------------
Bancshares, net of security gains and non-
 recurring items                                    $   0.66    $   0.69      $   0.69       $   2.04      $   0.69     $   2.73
Security gains and non-recurring items, net         $   0.01    $   0.03            --       $   0.04            --     $   0.04
                                                   ------------------------------------------------------------------------------
Reported diluted earnings per share                 $   0.67    $   0.72      $   0.69       $   2.08      $   0.69     $   2.77
                                                   ==============================================================================

Return on average equity                               25.91%      26.46%        24.13%         25.48%        23.00%       24.82%
Return on average assets                                0.96%       0.99%         0.91%          0.95%         0.86%        0.93%
Bank efficiency ratio (2)                              46.50%      45.51%        48.84%         47.25%        51.35%       48.32%
Company efficiency ratio (2)                           58.66%      56.70%        59.61%         58.34%        65.49%       60.32%
Net interest margin                                     2.87%       2.85%         2.82%          2.86%         2.82%        2.84%
Mortgage company core income (loss) as a
   percentage of Company core income                    3.03%       1.45%         1.45%          1.96%           --         1.44%
Gains on sales of loans (in thousands)              $  1,774    $  1,605      $  1,643       $  5,022      $  2,480     $  7,502
Mortgage loan applications (in thousands)           $209,795    $206,948      $180,632        597,375      $205,373     $802,748
Mortgage backlog at end of quarter (in
  thousands) (3)                                    $135,322    $141,482      $172,579                     $135,009

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

                            People's Bancshares, Inc.
                          Supplementary Financial Data


                                                                  1st Quarter   2nd Quarter    3rd Quarter      9 Months
                                                                      2000          2000           2000           2000
                                                                  -----------   -----------    -----------      --------
Bank net of premium amortization, security gains
 and non-recurring items                                           $   0.84      $   0.83      $   0.78        $   2.45
Premium amortization expense (1)                                   $  (0.04)     $  (0.06)     $  (0.05)       $  (0.15)
                                                                  -----------------------------------------------------
Bank net income                                                    $   0.80      $   0.77      $   0.73        $   2.30
Mortgage subsidiary net income, net of non-
 recurring items                                                   $  (0.13)     $   0.01      $   0.10        $  (0.02)
                                                                  -----------------------------------------------------
Bancshares, net of security gains and non-
 recurring items                                                   $   0.67      $   0.78      $   0.83        $   2.28
Security gains and non-recurring items, net                              --      $  (0.05)     $  (0.07)       $  (0.12)
                                                                  -----------------------------------------------------
Reported diluted earnings per share                                $   0.67      $   0.73      $   0.76        $   2.16
                                                                  =====================================================

Return on average equity                                              22.05%        23.66%        23.18%          22.97%
Return on average assets                                               0.84%         0.90%         0.91%           0.88%
Bank efficiency ratio (2)                                             42.88%        45.41%        45.83%          44.70%
Company efficiency ratio (2)                                          62.32%        59.89%        57.34%          59.79%
Net interest margin                                                    2.80%         2.85%         2.80%           2.83%
Mortgage company core income (loss) as a percentage
 of Company core income                                              (16.25)%        1.39%        13.70%          (0.70)%
Gains on sales of loans (in thousands)                             $  1,798      $  2,155      $  2,409        $  6,362
Mortgage loan applications (in thousands)                          $272,364      $259,431      $212,780        $744,575
Mortgage backlog at end of quarter (in thousands) (3)              $200,187      $201,852      $173,385

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of the Bank's asset/liability management process is to monitor and control the variation in repricing intervals between assets and liabilities. The process monitors interest rate sensitivity by analyzing the estimated changes in net interest margin assuming various interest rate scenarios over a two year period. The Bank's current methodology incorporates a number of assumptions concerning the timing between the repricing and maturity of interest earning assets and interest bearing liabilities. These assumptions include changes in the prepayment experience of mortgage related securities, callable features of certain assets and liabilities and volume assumptions for certain categories of assets and liabilities which may be at variance with actual changes in balances as a result of changes in interest rates during a particular measurement period.

The Board has established limits on interest rate risk which specify that changes in interest rates will not impact estimated net interest income for the subsequent 12 and 24 months by more than 10% and 20%, respectively. Based upon the Bank's current methodology, the Company was in compliance with this limit at September 30, 2000.

                            2.0% Rate                  2.0% Rate
                            Increase                   Decrease
                            --------                   --------
Year 1                       (4.24)%                     5.25%
Year 2                      (11.19)%                     3.13%

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

    4.2           Articles IV and VI(I)-(K) of Restated Articles of Organization of the Company (see
                  Exhibit 3.1)

    4.3           Articles I and IV of By-laws of the Company (see Exhibit 3.2)

   27             Financial Data Schedule (filed herewith).

    (b)           Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PEOPLE'S BANCSHARES, INC.


11/14/2000                                By:  /s/ Richard S. Straczynski
---------------------                     --------------------------------------
Date                                      Richard S. Straczynski
                                          President and Chief Executive Officer




11/14/2000                                By: /s/ James K. Hunt
---------------------                     --------------------------------------
Date                                      James K. Hunt
                                          Executive Vice President/Finance &
                                          Administration and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit           Description
-------           -----------
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