Form 10-K
period 2000-12-31
PEOPLES BANCSHARES INC
filed 2001-04-02
CIK 77371

----------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-7449

                            PEOPLE'S BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                04-3272233
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

545 PLEASANT STREET
NEW BEDFORD, MASSACHUSETTS                                   02740
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (508) 991-2601

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

                            YES  X                           NO __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant's common stock $0.10 par value per share ("Common Stock") on March 15, 2001 on the Nasdaq National Market was $46,381,156. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status. As of March 15, 2001, 3,238,250 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2001 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for 2000 are incorporated by reference into Part II of this Form 10-K.

         Exhibit Index appears on page 30.

                                     PART I

ITEM 1. BUSINESS

     Preliminary Note in Regard to Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "intends," "will," plans," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements should not be relied on because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These expressed or implied important risks, uncertainties and other factors may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements were based upon information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. These factors include, without limitation, those set forth under the caption "Certain Factors That May Affect Future Results."

     Certain Factors That May Affect Future Results. The following important factors, among others, could cause actual results to differ materially from those expressed or implied by forward-looking statements made in this annual report or presented elsewhere by management from time to time. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, possible changes in the loan loss provision, the timing and proceeds from the sale of certain investment securities, accounting matters and possible changes related to regulatory matters, new accounting pronouncements, changing regulatory requirements and new tax or other state and national legislation. These forward-looking statements were based upon information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. In connection with certain risks related to regulatory matters, see the discussion below under the caption "Government Regulation".

GENERAL

     The Company. People's Bancshares, Inc. (the "Company") is a unitary bank holding company subject to the Bank Holding Company Act ("BHC"), the Company's principal business is conducted through its principal subsidiary, People's Savings Bank of Brockton (the "Bank"). The only significant assets of the Company are the capital stock of the Bank and the Company's equity interest in People's Bancshares Capital Trust, ("Trust I") and People's Bancshares Capital Trust II ("Trust II," together with Trust I, the "Trusts"), business trusts formed in 1997 and 2000, respectively. Although the Company is a legal entity separate from the Bank and the Trusts, the Company itself is not engaged in any business activities. Trust I issued $13.8 million of trust preferred securities on June 26, 1997 and used the proceeds to purchase subordinated debentures from the Company. Trust II issued $10.0 million of trust preferred securities on July 26, 2000 and used the proceeds to purchase subordinated debentures from the Company. The net proceeds of these offerings were primarily used to increase the capital level of the Bank.

     The Bank. The Bank was chartered as a Massachusetts mutual savings bank on February 6, 1895. On October 30, 1986, the Bank converted to a Massachusetts chartered savings bank in stock form. The Bank is engaged principally in the business of attracting deposits from individuals, businesses and governmental entities, and investing those funds in residential and commercial mortgages, consumer, commercial and construction loans and securities, consisting primarily of mortgage-backed securities and trust preferred securities. The Bank originates loans for investment with the exception of residential mortgage loans. The Bank and its mortgage banking subsidiary originate 1-4 family residential loans primarily for sale in the secondary market, generally with the sale of servicing rights of such loans. The Bank sold essentially all of its 1-4 family residential loan originations in 2000, 1999, and 1998. Loan sales are made from loans originated by the Bank's mortgage banking subsidiary,

People's Mortgage Corporation ("PMC"), on which PMC has obtained purchase commitments from investors prior to funding. The Company has two reportable segments, the Bank and PMC.

     The Bank's revenues are derived principally from interest on its loans, interest and dividends on its securities, customer fees, and gains on residential mortgage loan sales. The Bank's primary sources of funds are customer deposits, amortization and repayment of loan and securities principal, interest and dividends on loans and securities, maturity or sale of securities, secured and unsecured borrowings and proceeds from the sale of loans. The Bank offers a variety of deposit accounts, including NOW accounts, regular savings accounts, money market accounts, fixed rate certificates of deposits and various retirement accounts. Prior to 1999, the Bank actively managed the purchase and sale of investments and loans which are serviced by third parties. These purchases were funded by FHLB advances, repurchase agreements, and municipal deposits.

     The Bank has five wholly-owned subsidiaries. PMC, which was organized in March 1995, acts as the mortgage banking subsidiary of the Bank. The remaining subsidiaries of the Bank are primarily engaged in the management and sale of foreclosed real estate. Two securities corporations that engaged in the purchase and sale of securities were liquidated in October 2000.

MANAGEMENT STRATEGY

     The Company's overall strategy is to be a leading financial services provider in the communities and markets that it serves, and to enhance shareholder value. The Company intends to use its resources to identify, develop, and deliver multifaceted financial products and services and create strong and consistent earnings. The Company's primary emphasis is on soundness, profitability and growth. The principal components of the Company's strategy include:

     - Resolving investment portfolio, liquidity and interest rate risk issues;
     - Evaluating internal and external options to increase capital and improve efficiency to build sustainable returns;
     -    Enhancing long-term shareholder value;
     -    Evaluating investment and/or insurance product offerings;
     - Continuing growth in mortgage originations through increased volume and improved client retention through cross selling programs;
     - Evaluating, identifying and implementing a process for increasing fee income; and
     -    Emphasizing growth in core consumer deposits.

     During 2000, the Bank entered into a Memorandum of Understanding (the "MOU") with the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation (the "FDIC," together with the Massachusetts Commissioner of Banks the "Bank Regulators"). In addition, People's Bancshares, Inc. (the "Company") entered into a Written Agreement (the "Written Agreement") with the Federal Reserve Bank of Boston (the "Reserve Bank") with respect to the operation of the Company. A primary regulatory issue was of the Company's leverage program in effect from 1996 to 1999 and the resulting investment portfolio's concentrations. The leverage program was cited as responsible for limiting liquidity, increasing interest rate risk and impairing Tier 1 capital. In response, the Company has developed a strategy which is primarily focused on transitioning the balance sheet from one of high risk liquidity to one with improved liquidity, reducing interest rate risk, improving asset quality and strengthening underlying capital. The Company's strategy calls for balance sheet restructuring through deleveraging. At December 31, 2000, the Company determined that it did not have the intent and ability to hold its securities to maturity and consequently transferred all held-to-maturity securities to the available-for-sale classification to facilitate the orderly liquidation of certain volatile securities. It is the intent of the Company to replace borrowed funds and volatile liabilities with monthly cash flows as borrowings are called and/or at their maturity. The holding company issued $10 million in subordinated debt in July 2000, which was invested in the Bank as additional capital.

     The Company believes that as a result of these strategies it will achieve and maintain minimum Tier 1 leverage capital ratios of 6.5% at the Bank level and 5.0% on a consolidated basis as required by the Bank Regulators and the Reserve Bank, respectively. The Bank's Tier 1 leverage capital ratio at December 31, 2000 was 6.36% and the consolidated ratio was 5.67%.

     Another base strategy for the Company is to increase its retail and commercial deposits within the communities it serves and the developing non-deposit business opportunities as well as increasing fee income. Non-deposit business opportunities include enhanced cash management services, insurance sales and mutual funds and the introduction of financial planning services. The Company also plans to institute an incentive program designed to reward lending staff for attracting commercial deposits of existing and prospective customers to achieve commercial deposit growth.

     Currently, PMC maintains 11 loan production offices in Massachusetts, Connecticut, Maryland and Virginia. PMC's primary function is the origination of 1-4 family residential mortgage loans. The majority of these loans are sold in the secondary market, generally with the servicing rights of such loans, with the Bank realizing the gains on loans sold. PMC sold over 95% of its 1-4 family residential loans originated in the last three years. PMC obtains purchase commitments from investors prior to funding these loans.

     Throughout most of 2000 loan originations at PMC were adversely effected by the rise in the 30 and 10 year T-bill interest rates. Due to the adverse effect of these interest rate increases the Bank consolidated the operations of PMC in an effort to effectively manage operating margins. Given the recent lower rate environment PMC anticipates it will produce substantial originations in 2001. If interest rates continue to decrease, a controlled expansion, designed to take advantage of opportunities in the residential mortgage market, will be considered. In the event interest rates increase to their prior levels or higher, a further reduction of PMC's operations will be examined.

     As the balance sheet restructuring continues, efforts will be initiated to increase outstanding commercial and consumer loan balances and improve interest income. Given a favorable rate environment, the commercial lending function will seek to add lenders in its commercial and industrial and commercial real estate areas. These lenders will be used to increase the Bank's commercial lending commitment within the communities and surrounding markets it serves. In addition to increasing the number of lenders serving these markets, the Bank will seek to expand its Small Business Administration (the "SBA") lending effort.

     Other areas of emphasis by the commercial and consumer lending departments are the development of commercial mortgage broker relationships, the maintaining of the officer calling program and implementation of an incentive program for deposit gathering through commercial relationships.

RECENT DEVELOPMENTS

     In the fourth quarter of 2000 the Company revised financial, capital and other strategic plans to better position the Company to respond to interest rate risk, improve liquidity and address other issues raised by the Bank Regulators. Consistent with these strategies, the Company determined that it no longer had the intent and ability to hold its investment securities to maturity and that it was appropriate to reclassify all securities as available-for-sale at December 31, 2000. This reclassification allows the Company maximum flexibility in managing its liquidity, interest rate risk and balance sheet deleveraging strategy. As part of this deleveraging strategy the Company sold approximately $30 million in higher risk securities in the fourth quarter of 2000 and approximately $192 million of securities and loans through March 26, 2001.

     James K. Hunt joined the Company as Chief Financial Officer in November 2000. Mr. Hunt has over 30 years experience in the banking industry.

     The Company also engaged the firm of Fox-Pitt Kelton to provide financial advisory services relating to strategic alternatives available to the Company and general investment banking services.

     The Company elected to suspend its common stock dividend in the first quarter of 2001 and terminated its stock repurchase program in the third quarter of 2000. These actions are intended to accelerate capital growth and maintain compliance with targeted regulatory capital levels.

MARKET AREA AND COMPETITION

     The Bank's main office is located in Easton, Massachusetts. The Bank also has eleven other branch offices, three of which are located in the Plymouth County community of Brockton, one of which is located in the Norfolk County community of Stoughton, two of which are located in the Bristol County community of Taunton, two of which are located in the Bristol County community of New Bedford, and one of which is located in each of the Bristol County communities of Mansfield, Mattapoisett and South Dartmouth. In 1996, the Bank relocated its service center to New Bedford, Massachusetts. The Bank's primary market area is the City of Brockton, City of New Bedford, and surrounding towns, including portions of Plymouth, Norfolk, and Bristol counties. In addition, the Bank conducts its residential lending activities principally in southern New England, Maryland and Virginia through its mortgage banking subsidiary, PMC.

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

REGULATION OF THE COMPANY AND THE BANK

The Company. As a business corporation incorporated under Massachusetts law, the Company is subject to regulation by the Secretary of Commonwealth of Massachusetts and the rights of its stockholders are governed by Massachusetts corporate law. As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act ("BHCA"). The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Commissioner. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. SEE the discussion under the caption "Government Regulation" below. The Federal Reserve Board is also empowered to assess civil monetary penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

BHCA-Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any bank holding company without prior approval of the Federal Reserve Board. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes bank holding companies to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

Provided that a bank holding company does not become a "financial holding company" under the Gramm-Leach-Bliley Act of 1999 (as discussed below), the BHCA also prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the Federal Reserve Board has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsound banking practices.

The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company, such as the Company, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm-Leach-Bliley Act permits bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the companies described above that are not so treated.

Generally, the Gramm-Leach-Bliley Act and its implementing regulations:

- repeal historical restrictions on, and eliminate many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

- permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

- provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

- broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

- require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services, and permits retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic personal information pertaining to them by opting out of such sharing;

- establish guidelines for safeguarding the security, confidentiality and integrity of customer information;

- adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

- modify the laws governing the implementation of the Community Reinvestment Act of 1977; and

- address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests and file an election form with the Federal Reserve Board, which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized (as discussed below under `Investors Bank') and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated `satisfactory' or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Company does not expect to apply to become a financial holding company in 2001.

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1 capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and other qualifying securities (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other intangibles. Total capital consists of Tier 1 capital plus supplementary capital, which includes hybrid capital instruments and perpetual debt; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for higher risk assets, including commercial real estate loans, commercial business loans and consumer loans. The Federal Reserve Board also has imposed credit conversion standards for interest rate and exchange rate contracts. In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain a 4% ratio. SEE the discussion under the caption "Government Regulations" below.

Limitations on Acquisitions of Common Stock. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as us, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or such lesser percentage as the

Federal Reserve Board deems to constitute control over us, of the outstanding common stock of ours.

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

The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for [Bank] Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds. Proposals have been made to revise the FDIC deposit insurance system. Should such proposals be adopted, the deposit premiums paid by the Bank may be substantially increased.

Pursuant to the FDIC's risk-based assessment system, an institution is assigned to one of three capital groups based solely on the level of the institution's capital "well capitalized," "adequately capitalized" and "undercapitalized" which would be defined in generally the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"). The three capital groups are divided into three subgroups which reflect varying levels of supervisory concern, from those considered to be healthy to those considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications. Beginning with the first semi-annual assessment period of 1996, rates under these classifications will range from 0% for well capitalized, healthy institutions to 0.27% for undercapitalized institutions with substantial supervisory concerns, subject to a statutory requirement that all institutions pay at least $2,000 annually for FDIC insurance.

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

At December 31, 2000, the Bank was in compliance with all minimum Federal regulatory capital requirements which are generally applicable to FDIC-insured banks. As of such date, the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratio equaled 11.97% and 12.72%, respectively, and Tier 1 leverage capital ratio equaled 6.36%. However, SEE the discussion under the caption "Governmental Regulations" below.

In response to a Massachusetts law enacted in 1996, the Commissioner has proposed rules that generally would give Massachusetts banks powers equivalent to those of national banks. The Commissioner also has adopted procedures expediting branching by strongly capitalized banks.

In 1996, Massachusetts enacted interstate banking laws in response to the Riegl-Neal Interstate Banking and Branching Efficiency Act of 1994. The laws permit, subject to certain deposit and other limitations, interstate acquisitions, mergers and branching on a reciprocal basis. The new interstate banking law is likely to make it easier for out-of-state institutions to attempt to purchase or otherwise acquire or to compete with the Bank in Massachusetts, and similarly makes it easier for Massachusetts banks to compete outside the state.

Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a well capitalized institution may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized institution may not
(w) accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC or (x) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited and (iii) an undercapitalized institution may not (y) accept, renew or roll over any brokered deposits or (z) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. Recent changes in federal law enable banks to avoid having to register as deposit brokers with the FDIC. Currently, the Bank is deemed to be a well capitalized insured depository institution for purposes of the restriction on the use of brokered deposits by such institutions. At December 31, 2000, the Bank had brokered deposits of $4.9 million.

Transactions with Affiliates. The FDIA restricts the range of permissible transactions between a bank and an affiliated company. The Bank is subject to certain restrictions on loans to the Company, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Bank also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing
Section 24 to ease the ability of state banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

Further, the Gramm-Leach-Bliley Act, which includes new sections of the National Bank Act and the Federal Deposit Insurance Act governing the establishment and operation of financial subsidiaries, permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC recently issued final rules governing the establishment of financial subsidiaries by insured state nonmember banks. The final rules restate the FDIC's position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, will continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the Federal Reserve Board's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed a financial subsidiary.

Community Reinvestment Act. The Federal Community Reinvestment Act ("CRA") requires the FDIC and the Commissioner to evaluate the Bank's performance in helping to meet the credit needs of the community. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC and the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements.

Regulation Under Federal Securities Laws. The Company's common stock is registered under the Exchange Act, which is administered by the Securities and Exchange Commission ("SEC"). Pursuant to the Exchange Act, the Company files annual, quarterly and periodic reports with the SEC. The Company's officers and directors are also subject to the insider trading requirements of Sections 16(a) and 16(b) of the Exchange Act as administered by the SEC.

The foregoing references to laws and regulations which are applicable to the Company and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

LOAN PORTFOLIO

     The Bank's commercial and consumer lending activities are conducted principally in southeastern Massachusetts and the Bank's residential lending activities are conducted principally in southern New England, Maryland and Virginia. The Bank's loan portfolio includes single-family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, commercial real estate properties, and for land development. Approximately 90% of the loans granted by the Bank are secured by real estate collateral. The ability and willingness of the single-family residential and consumer borrowers to honor their repayment commitments is generally dependent on, among other things, the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of a commercial real estate, commercial, or construction loan borrowers to honor their repayment commitments is generally affected by changing economic conditions in the borrowers, particular geographic area, business or industry that could impair the borrowers' future operating performance.

     At December 31, 2000, the Bank had net loans and loans held for sale of $434.0 million of which $414.6 million, or 95%, were mortgage loans. The Bank also had $23.6 million of other loans not secured by real estate, composed of commercial and consumer loans other than home equity loans. Of the Bank's total loans and loans held for sale, 73% were secured by 1-4 family residential mortgages, 17% by commercial properties, 2% by multi-family properties, and 3% represent residential construction loans. Of the Bank's loans not secured by real estate, 4% of total loans are small business commercial loans not secured primarily by commercial real estate and 2% of total loans are to consumers.

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

                                                              At December 31,
                                       --------------------------------------------------------
                                       2000         1999         1998         1997         1996
                                       ----         ----         ----         ----         ----
                                                        (Dollars in thousands)
Mortgage loans:
   Residential 1-4 family            $266,363     $290,195     $321,612     $293,402     $160,730
   Residential multi-family             8,767        9,455       11,264       11,030       11,217
   Commercial real estate              75,331       67,018       54,104       44,714       44,149
   Construction                        11,074       19,156       15,143        8,923        5,909
   Equity lines of credit              12,737       11,105       10,197       10,152       10,297
                                     --------     --------     --------     --------     --------
     Total principal balances         374,272      396,929      412,320      368,221      232,302
   Deferred loan origination fees
      net                                (199)        (166)         (56)        (113)         (49)
                                     --------     --------     --------     --------     --------
       Total mortgage loans           374,073      396,763      412,264      368,108      232,253
                                     --------     --------     --------     --------     --------
Other loans:
   Retail installment sales
    contracts                             565          294          375          915        1,830
   Consumer                             6,447        5,043        4,806        5,007        6,161
   Commercial lines of credit           6,860        5,614        5,030        6,089        5,622
   Commercial loans                     9,669        9,525        6,098        6,433        4,838
   Education                               19           72           71          146          207
                                     --------     --------     --------     --------     --------
     Total other loans                 23,560       20,548       16,380       18,590       18,658
                                     --------     --------     --------     --------     --------
       Total loans                    397,633      417,311      428,644      386,698      250,911

Allowance for loan losses              (4,182)      (4,096)      (4,866)      (4,291)      (4,716)
                                     --------     --------     --------     --------     --------
     Loans, net                      $393,451     $413,215     $423,778     $382,407     $246,195
                                     ========     ========     ========     ========     ========

     At December 31, 2000, the Bank had 28 credit relationships exceeding $1 million in size that aggregated $52.5 million or 13.21% of total loans. All of these relationships are composed of performing loans. All non-performing credit relationships are under $500,000.

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

     Through PMC the Bank seeks to expand its residential loan origination market share and profitably increase revenues from loan sales. PMC approves new loans only after obtaining purchase commitments from investors. Currently, PMC secures such commitments on a loan-by-loan basis. PMC uses commissioned loan originators to obtain 1-4 family residential mortgages based upon investors' underwriting standards, which may differ from those of the Bank. The Bank's strategy is to sell new loans originated by PMC in the secondary market, including the related servicing rights. However, as part of its asset/ liability management strategy, or to accommodate borrowers who desire a local servicer, the Bank may buy 1-4 family residential mortgages from PMC. The Bank's policy is to purchase ARMs that meet FNMA or FHLMC underwriting guidelines, except that loans may exceed the maximum loan limits of FNMA or FHLMC. In 1996, the Bank began to purchase residential mortgage loans with servicing retained by the seller. During 1998 and 1999, the Bank purchased $174.7 million and $48.0 million, respectively, of these loan packages, which include loans originated throughout the United States. These purchased 1-4 family residential loan packages exhibit many of the characteristics of mortgage-backed securities except that the Bank earns a higher yield for assumption of credit risk.

     At December 31, 2000, 73% of the Bank's total loans and loans held for sale were secured by 1-4 family residential mortgages, of which 60% were ARMs. Generally, ARMs pose credit risks that differ from the risks inherent in fixed-rate loans because the borrower's payments rise as interest rates rise, thereby increasing the potential for default. However, long-term fixed-rate mortgages expose the Bank to higher interest-rate risk.

     Commercial Real Estate Lending. Of the Bank's loans at December 31, 2000, 17% were secured by commercial properties that typically have terms of 3 years or less and that are ARMs. Of loans secured by properties other than 1-4 family residences, 71% are ARMs. These loans are made to owners who use properties for business purposes (owner-user properties) or rent the properties to other businesses (commercial investment properties). The Bank believes that such loans, underwritten and monitored prudently, should be a focus of its loan growth, along with commercial lending to small businesses.

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

     Commercial Lending. Of the Bank's loans at December 31, 2000, 4% are small business commercial loans not secured primarily through commercial real estate. Such loans are underwritten using the same standards as for commercial owner-user real estate properties. The Bank considers such loans to be a focus for future loan growth.

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

     Residential Construction Lending. Of the Bank's loans at December 31, 2000, 3% represent residential construction lending. Such lending is to local real estate developers with a demonstrated success in responding to residential home building cycles or to individuals who are contracting to build homes for their use.

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

     Consumer Lending. Of the Bank's total loans at December 31, 2000, 2% are consumer loans. Growth in consumer loans is subject to the increasing competition from non-bank lenders for automobile and personal loans as well as the effect of government actions on education loan originations. The Bank does not consider this area to be a focus of future loan growth, but offers such loans as an accommodation to deposit customers.

     Multi-Family Residential Lending. Of the Bank's loans at December 31, 2000, 2% were secured by multi-family properties. The Bank rarely makes such loans, except to facilitate sales of foreclosed properties or to replace existing borrowers with borrowers who are more financially secure.

     Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than 1-4 family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies.

     Credit Administration. The Board of Directors, through its policies and procedures, has directed the management team to be proactive in its risk management. This process involves the implementation of systems that promote the identification of credit risk and actions that mitigate such risk. Management plays an active role in promoting a credit culture in which each employee involved in the lending function is expected to manage the risk in that portion of the portfolio for which such employee is responsible with systems that provide management with important information on a frequent basis.

     Approval Process. The Bank uses a committee process to approve its loans. Loans between $300,000 and $500,000 must be authorized by the Credit Committee. Loans over $500,000 are submitted to the Executive Committee of the Board of Directors. If any proposed loan has a policy exception, the loan requires approval by the Board of Directors or Executive Committee. The Executive Committee meets bi-weekly to approve loans and review reports pertaining to the portfolio's performance.

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

     The grading system assigns loan pools to eight categories ranging from "pass" to "loss." There are four pools in the "pass" category, which consists of credits found to be of acceptable risk. Generally, loans in this category are to companies that have profit records, adequate capital for normal operations, and sufficient cash flow to service the loan. When a loan shows signs of potential weaknesses that may affect repayment of the loan or the collateral, the loan is reclassified as "specially mentioned." A loan that has further deterioration and exhibits defined weaknesses in the borrower's capacity to repay is reclassified as "substandard." Loans that exhibit signs of doubtful repayment are graded "doubtful" and loans that show signs of partial or full loss are charged off immediately.

     Management provides its lenders with training and systems to monitor the risk of credits and requires a formal process to change the risk grade. When a credit is downgraded, or the risk element has increased due to some potential repayment weaknesses, the credit is given more attention to protect the Bank's ability to collect the loan.

     Portfolio Reviews. The Bank uses a "loan officer driven" grading system, whereby all loans are periodically reviewed by loan officers as well as by management for common risk trends. The loan review officer independently reviews the portfolio annually in accordance with guidelines established in the loan policy to insure that loans are rated properly and verify that loan officers identify and report problems in a timely manner so that corrective action may be taken to avoid or reduce future loan losses.

     Classified Asset Management. All classified assets and specially mentioned credits that are currently outstanding or recently downgraded are reported to management semi-annually. These reports are prepared by the Credit Administrative Officer and draw attention to the credit problems, strategies to correct the same, and dates for accomplishing such strategies. The reports also point out projected weaknesses or strengths that could cause the credit to be downgraded or upgraded.

     When evaluating the reports, management determines if specific reserves should be established on the relevant credit, depending on the nature of the problem and the underlying collateral. During this process, management evaluates the borrower's cash flow and underlying collateral value. If there is erosion in either case, prompt action is taken to protect the Bank's position. Such action may include taking additional collateral, obtaining further guarantees, declaring a default and accelerating the loan, and such other legal remedies as may be available to the Bank under the loan documents to take control of the collateral. Each month management provides reports to the Board of Directors analyzing the allowance for loan losses, classified and non-performing assets, and loan charge-offs.

     The reports are summarized on a tracking system used to monitor the activity of the credits both for changing loan balances and required reporting based on the initial target dates set by management.

     The allowance for loan losses has been established to absorb estimated losses in the loan portfolio. Additions to the allowance are determined on a periodic basis by management and the Board of Directors. The following presents the allocation of the allowance for loan losses:

                                                             At December 31,
                              --------------------------------------------------------------------------------
                                      2000                         1999                      1998
                              ------------------------    ------------------------    ------------------------
                                            Percent of                 Percent of                  Percent of
                                             Loans in                   Loans in                    Loans in
                                Amount        each         Amount        each          Amount         each
                                 of        Category to       of        Category to       of        Category to
                              Allowance    Total Loans    Allowance    Total Loans    Allowance    Total Loans
                              ---------    -----------    ---------    -----------    ---------    -----------
                                                          (Dollars in thousands)
Residential 1-4 family
  and loans held for sale       $  679        70.01%       $  751         71.15%          950         78.26%
Residential multi-family           175         2.00           204          2.14           697          2.29
Commercial real estate           1,022        17.18         1,055         15.19         1,238         10.98
Construction                       111         2.53           192          4.34           151          3.07
Equity lines of credit             134         2.91           111          2.52           102          2.07
Commercial                         771         3.77           605          3.43           485          2.26
Other loans                        122         1.60            77          1.23            79          1.07
Unallocated                      1,168          N/A         1,101           N/A         1,164           N/A
                                ------       ------        ------        ------        ------        ------
Total                           $4,182       100.00%       $4,096        100.00%       $4,866        100.00%
                                ======       ======        ======        ======        ======        ======

                                                          At December 31,
                                ---------------------------------------------------------------
                                           1997                               1996
                                ---------------------------        ----------------------------
                                                Percent of                          Percent of
                                                 Loans in                            Loans in
                                 Amount            each             Amount             each
                                   of           Category to           of            Category to
                                Allowance       Total Loans        Allowance        Total Loans
                                ---------       -----------        ---------        -----------
                                                    (Dollars in thousands)
Residential 1-4 family
  and loans held for sale        $  932             77.30%           $  464            67.37%
Residential multi-family            763              2.68               733             4.06
Commercial real estate            1,222             10.86             1,405            15.96
Construction                         89              2.17                59             2.14
Equity lines of credit              102              2.47               103             3.72
Commercial                          416              3.04               305             3.78
Other loans                          91              1.48               169             2.97
Unallocated                         676               N/A             1,478              N/A
                                 ------            ------            ------           ------
Total                            $4,291            100.00%           $4,716           100.00%
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

     Loss factors for graded, ungraded and pooled loans are based on long-term industry benchmarks for losses adjusted for the particular attributes of the Company's portfolio. Such factors are derived based upon the collective wisdom and experience of management, examiners and auditors. Management annually reviews risk factors to determine if there have been significant changes in the risks inherent in a particular sector of the loan portfolio to justify changing loss factors.

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

     The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the general and specific allowances. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:

     - then existing general economic and business conditions affecting our key lending areas;
     - credit quality trends, including trends in nonperforming loans expected to result from existing conditions;
     -    collateral values;
     -    loan volumes and concentrations;
     -    seasoning of the loan portfolio;
     -    specific industry conditions within portfolio segments;
     -    recent loss experience in particular segments of the portfolio;
     -    duration of the current business cycle;
     -    bank regulatory examination results; and
     -    findings of our internal credit examiners.

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

     The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually incurred for these losses can vary significantly from the estimated amounts. The Bank's methodology includes several features that are intended to reduce the differences between estimated and actual losses. Furthermore, the Bank's methodology permits adjustments to any loss factor used in the computation of the general allowance in the event that, in management's judgement, significant factors that affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio periodically, management is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

     In 2000 there was no provision (credit) to the allowance for loan losses. In 1999, credits to the allowance for loan losses amounted to $850,000. A continuing trend of decreased non-performing loans and favorable local real estate conditions and improved asset quality resulted in the Bank's unallocated portion of the allowance exceeding the Bank's upper limit.

     The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

     The following table presents a summary of the Bank's loan loss experience:

                                                                Year Ended December 31,
                                                 ----------------------------------------------------
                                                 2000        1999        1998       1997         1996
                                                 ----        ----        ----       ----         ----
                                                                (Dollars in thousands)

Balance at beginning of year                   $4,096      $4,866      $4,291      $4,716      $ 3,813
   Provisions (credits) for loan losses            --        (850)        600         100           75
   Charge-offs:
     Residential 1-4 family                      (101)       (267)       (309)       (433)        (463)
     Residential multi-family                      --         (63)       (188)       (161)        (470)
     Commercial real estate                       (18)         --         (23)        (45)         (89)
     Equity lines of credit                        --          --         (17)         --          (20)
     Commercial                                    --         (26)         --         (20)          --
     Other                                        (37)        (47)        (38)        (68)         (89)
                                               ------      ------      ------      ------      -------
       Total                                     (156)       (403)       (575)       (727)      (1,131)
   Recoveries                                     242         483         550         202          307
                                               ------      ------      ------      ------      -------
     Net recoveries (charge offs)                  86          80         (25)       (525)        (824)
   Allowance acquired in acquisition               --          --          --          --        1,652
                                               ------      ------      ------      ------      -------
Balance at end of year                         $4,182      $4,096      $4,866      $4,291      $ 4,716
                                               ======      ======      ======      ======      =======

Ratio of net charge-offs (recoveries)
   to average loans outstanding
   during the year                              (0.02)%     (0.02)%      0.01%       0.17%        0.34%

Non-performing loans                           $  373      $  503      $1,517      $3,894      $ 3,863
Loans greater than 90 days delinquent
   and accruing                                   288         601         159          --           --
Troubled debt restructurings,
   included in non-performing loans               102         197         859       1,700        2,300
Troubled debt restructurings on
   accrual basis                                  161         117         849         339          355
Interest income recognized on a
   cash basis on non-performing loans              12          60         103         171          261

     The maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2000 is presented in the following table.

                                                   At December 31, 2000
                                    -----------------------------------------------
                                    Within          1-5         After
                                    1 Year         Years       5 Years        Total
                                    ------         -----       -------        -----
                                                   (Dollars in thousands)
Loan Maturity:
Mortgage loans:
   Construction                     $11,074       $   --        $   --       $11,074

Other loans:
   Commercial lines of credit         6,860           --            --         6,860
   Commercial                         3,469        3,974         2,226         9,669
                                    -------       ------        ------       -------
                                    $21,403       $3,974        $2,226       $27,603
                                    =======       ======        ======       =======
Rate Sensitivity:
   Floating interest rates                        $   838       $1,199       $ 2,037
   Fixed interest rates                             3,136        1,027         4,163
                                                  -------       ------       -------
   Total loans                                    $ 3,974       $2,226       $ 6,200
                                                  =======       ======       =======

INVESTMENT SECURITIES

         Effective December 31, 2000, and in connection with developing a plan to reduce over time the Bank's level of trust preferred securities to less than 100% of Tier 1 leverage capital, management determined that it no longer had the intent and ability to hold all trust preferred securities to maturity. As a result, all securities previously classified as held-to-maturity were transferred to the available-for-sale category, and the net unrealized loss on such securities of $27.2 million, net of tax effects of $14.5 million, was charged to accumulated other comprehensive income in stockholders' equity at December 31, 2000. Accordingly, at December 31, 2000, total stockholders equity was reduced to $17.8 million or 1.77% of total assets. This transfer had no impact on either the Company's or the Bank's Tier 1 leverage capital, defined generally as stockholders' equity (excluding net unrealized losses on debt securities and reduced by intangible assets) plus subordinated debentures to the extent allowed. Realized gains and losses on securities sales will be included in net income as incurred. During the fourth quarter of 2000, the Company sold $30.2 million in higher risk securities at a pre-tax loss of $1.2 million. As of March 26, 2001, the Bank had sold approximately $192 million of securities and loans (including $13 million of trust preferred securities) since December 31, 2000 at a loss of approximately $1 million. It is anticipated that significant additional sales will be executed over time. No assurances can be given as to the amount of losses that will ultimately be realized as a result of these sales, or the overall impact that such sales will have on the Bank's net interest margin, stockholders' equity and regulatory capital levels. These actions are consistent with management's strategies to deleverage the balance sheet, improve liquidity and improve interest rate risk.

     At December 31, 2000, the carrying value of the Company's securities, including restricted equity securities, amounted to $508.0 million, representing 50.7% of the Company's total assets. At December 31, 1999, the Company's securities, including restricted equity securities, was $594.3 million representing 55.5% of total assets and at December 31, 1998, securities, including restricted equity securities, was $398.2 million representing 42.2% of total assets.


     The following table sets forth the amortized cost and estimated fair value for the Company's held-to-maturity securities portfolio:

                                                                  At December 31,
                                  ---------------------------------------------------------------------------
                                          2000                      1999                       1998
                                  -------------------     ----------------------        ---------------------
                                  Amortized     Fair      Amortized        Fair         Amortized       Fair
                                    Cost        Value        Cost          Value           Cost         Value
                                  ---------     -----     ---------        -----        ---------       -----
                                                           (Dollars in thousands)
U.S. Government and federal
   agency obligations                $--         $--        $116,012      $ 99,321       $ 73,844      $ 74,165
Mortgage-backed securities            --          --         248,096       239,936         14,408        14,453
Trust preferred securities            --          --         139,433       123,431         93,807        93,007
Corporate debt securities             --          --          21,040        18,330          4,500         4,500
                                     ---         ---        --------      --------       --------      --------
   Total held-to-maturity            $--         $--        $524,581      $481,018       $186,559      $186,125
                                     ===         ===        ========      ========       ========      ========

     The following table sets forth the amortized cost and estimated fair value for the Company's available-for-sale securities portfolio:

                                                                      At December 31,
                                        ---------------------------------------------------------------------------
                                                 2000                      1999                       1998
                                        ----------------------    ----------------------     ----------------------
                                         Amortized       Fair       Amortized      Fair       Amortized      Fair
                                           Cost          Value        Cost         Value        Cost         Value
                                         ---------       -----      ---------      -----      ---------      -----
                                                                     (Dollars in thousands)
U.S. Government and federal
   agency obligations                    $141,142      $133,059      $    --      $    --     $     --     $     --
Mortgage-backed securities                214,571       212,610       23,648       23,416      155,880      153,908
Trust preferred securities                141,057       112,004        1,991        1,832       35,620       35,831
Municipal bank notes                        8,554         8,554        5,916        5,916        2,084        2,084
Corporate debt securities                  26,025        21,901       17,811       16,820           --           --
                                         --------      --------      -------      -------     --------     --------
   Total available for sale              $531,349      $488,128      $49,366      $47,984     $193,584     $191,823
                                         ========      ========      =======      =======     ========     ========

     The following tables set forth as of the dates indicated, the maturities of securities and the weighted-average yields of such securities, which have been calculated on the cost basis, weighted for the scheduled maturity of each security:

                                                                              At December 31, 2000
                                                                  --------------------------------------------
                                                                                                      Weighted
                                                                  Amortized          Fair              Average
                                                                    Cost             Value              Rate
                                                                  ---------          -----            --------
                                                                              (Dollars in thousands)
Securities Available-for-Sale
U.S. Government and federal agency obligations:
   After 5 years but within 10 years                              $  1,000         $    981             6.40%
   After 10 years                                                  140,142          132,078             6.95%
                                                                  --------         --------
       Total U.S. Government & federal agency obligations          141,142          133,059             6.94%
                                                                  --------         --------
Mortgage-backed securities:
   After 5 years but within 10 years                                 5,308            5,262             7.41%
   After 10 years                                                  209,263          207,348             7.23%
                                                                  --------         --------
     Total mortgage-backed securities                              214,571          212,610             7.23%
                                                                  --------         --------
Trust preferred securities:
   After 5 years but within 10 years                                   992              640             9.13%
   After 10 years                                                  140,065          111,364             8.85%
                                                                  --------         --------
     Total trust preferred securities                              141,057          112,004             8.85%
                                                                  --------         --------
Corporate debt securities:
   After 1 year but within 5 years                                   5,000            4,638            12.50%
   After 5 years but within 10 years                                 5,000            4,942             9.08%
   After 10 years                                                   16,025           12,321             8.01%
                                                                  --------         --------
     Total corporate debt securities                                26,025           21,901             9.08%
                                                                  --------         --------
Municipal bank notes:
   Within 1 year                                                     7,944            7,944             6.73%
   After 1 year but within 5 years                                     610              610             7.11%
                                                                  --------         --------
     Total municipal bank notes                                      8,554            8,554             6.78%
                                                                  --------         --------
       Total securities available-for-sale                        $531,349         $488,128             7.67%
                                                                  ========         ========

                                                                                At December 31, 1999
                                                                    ---------------------------------------------
                                                                                                         Weighted
                                                                    Amortized           Fair              Average
                                                                      Cost              Value              Rate
                                                                    ---------           -----            --------
                                                                                (Dollars in thousands)
Securities Available-for-Sale
Mortgage-backed securities:
   After 10 years                                                    $ 23,648          $ 23,416            6.57%
                                                                     --------          --------
     Total mortgage-backed securities                                  23,648            23,416            6.57%
                                                                     --------          --------
Trust preferred securities:
   After 5 years but within 10 years                                      991               839            9.13%
   After 10 years                                                       1,000               993            8.97%
                                                                     --------          --------
     Total trust preferred securities                                   1,991             1,832            9.05%
                                                                     --------          --------
Corporate debt securities:
   After 1 year but within 5 years                                      4,844             4,250            6.80%
   After 5 years but within 10 years                                   12,967            12,570            8.07%
                                                                     --------          --------
     Total corporate debt securities                                   17,811            16,820            7.72%
                                                                     --------          --------
Municipal bank notes:
   Within 1 year                                                        5,916             5,916            5.38%
                                                                     --------          --------
     Total municipal bank notes                                         5,916             5,916            5.38%
                                                                     --------          --------
       Total Securities available-for-sale                           $ 49,366          $ 47,984            6.94%
                                                                     ========          ========

Securities Held-to-Maturity
U.S. Government and federal agency obligations:
   After 5 years but within 10 years                                 $  1,000          $    930            6.40%
   After 10 years                                                     115,012            98,391            7.17%
                                                                     --------          --------
       Total U.S. Government & federal agency obligations             116,012            99,321            7.18%
                                                                     --------          --------
Mortgage-backed securities:
   After 5 years but within 10 years                                    5,338             4,934            7.45%
   After 10 years                                                     242,758           235,002            7.40%
                                                                     --------          --------
       Total mortgage-backed securities                               248,096           239,936            7.40%
                                                                     --------          --------
Trust preferred securities:
   After 10 years                                                     139,433           123,431            9.25%
                                                                     --------          --------
       Total trust preferred securities                               139,433           123,431            9.25%
                                                                     --------          --------
Corporate debt securities:
   After 1 year but within 5 years                                      5,000             4,900           12.50%
   After 10 years                                                      16,040            13,430            8.01%
                                                                     --------          --------
       Total corporate securities                                      21,040            18,330            9.08%
                                                                     --------          --------
       Total securities held-to-maturity                             $524,581          $481,018            7.91%
                                                                     ========          ========

                                                                                At December 31, 1998
                                                                    ----------------------------------------------
                                                                                                          Weighted
                                                                    Amortized          Fair                Average
                                                                      Cost             Value                Rate
                                                                    ---------          -----              --------
                                                                                 (Dollars in thousands)
Securities Available-for-Sale
 Mortgage-backed securities:

   After 10 years                                                    $155,880         $153,908               6.80%
                                                                     --------         --------
     Total mortgage-backed securities                                 155,880          153,908               6.80%
                                                                     --------         --------
Trust preferred securities:
   After 10 years                                                      35,620           35,831               7.96%
                                                                     --------         --------
     Total trust preferred securities                                  35,620           35,831               7.96%
                                                                     --------         --------
Municipal bank notes:
   Within 1 year                                                        2,084            2,084               5.08%
                                                                     --------         --------
     Total municipal bank notes                                         2,084            2,084               5.08%
                                                                     --------         --------
       Total securities available-for-sale                           $193,584         $191,823               6.99%
                                                                     ========         ========

Securities Held-to-Maturity
U.S. Government and federal agency obligations:
   After 5 years but within 10 years                                 $  1,300         $  1,300               6.44%
   After 10 years                                                      72,544           72,865               7.63%
                                                                     --------         --------
       Total U.S. Government & federal agency obligations              73,844           74,165               7.63%
                                                                     --------         --------
Mortgage-backed securities:
   After 10 years                                                      14,408           14,453               6.93%
                                                                     --------         --------
       Total mortgage-backed securities                                14,408           14,453               6.93%
                                                                     --------         --------
Trust preferred securities:
   After 5 years but within 10 years                                      839              836               8.20%
   After 10 years                                                      92,968           92,171               9.15%
                                                                     --------         --------
       Total trust preferred securities                                93,807           93,007               9.14%
                                                                     --------         --------
Corporate debt securities:
   After 5 years but within 10 years                                    4,500            4,500              12.50%
                                                                     --------         --------
       Total corporate securities                                       4,500            4,500              12.50%
                                                                     --------         --------
       Total securities held-to-maturity                             $186,559         $186,125               8.45%
                                                                     ========         ========

       The following table sets forth securities from any single issuer, excluding the U.S. Government or its agencies, for which amortized cost exceeds 10% of stockholders' equity:

                                                                                At December 31, 2000
                                                                    --------------------------------------------
                                                                                      Percent of
                                                                    Amortized        Stockholders'         Fair
                                                                      Cost              Equity             Value
                                                                    ---------        -------------         -----
                                                                                (Dollars in thousands)

MORTGAGE-BACKED SECURITIES:
Residential Asset Securities Trust 1999, Class A1                    $18,457             103.94%           $18,134
Residential Accredit Loans, Inc., Series 1999-Q513                    16,599              93.48             16,773
Aames Mortgage Trust, Series 1997-C, Class B-1A                       10,724              60.39             10,808
Citicorp Mortgage Security Inc., Series 1998-8, Class A5               4,093              23.05              4,080
Mortgage Capital Funding, Inc. Series 1998-MC2, Class D                4,955              27.97              4,917
Residential Asset Securitizations Trust 1999-A7, Class NB-1           14,715              82.87             14,875
Structured Asset Mortgage Investment, Inc.                             2,080              11.71              1,813
PNC Mortgage Securities Corp                                           1,853              10.43              1,856

TRUST PREFERRED SECURITIES:
Webster Capital Trust                                                  4,815              27.79              4,080
Green Point Capital Trust                                              5,298              29.08              4,222
Dime Capital Trust                                                     4,821              27.18              3,973
First Bank of Oak Park Capital Trust                                   5,431              30.59              4,674
First Keystone Capital Trust                                           4,872              27.44              3,394
Coal City Capital Trust                                                4,509              25.39              3,555
United Commercial Bank Holdings Capital Trust                          5,064              28.52              3,646
City Holdings Capital Trust                                            4,639              26.13              3,206
First Western Capital Trust                                            5,550              31.25              4,723
Community Capital Trust I                                              4,976              28.02              3,696
Sovereign Bancorp Capital Trust                                        4,898              27.58              3,454
Valley Capital Trust                                                   5,000              28.16              4,133
BancFirst Corporation Capital Trust                                    5,010              28.21              4,863
Union Planters Capital Trust                                           4,733              26.66              3,977
Riggs Capital Trust                                                    4,821              27.15              3,040
Ohio Savings                                                           5,579              31.41              4,934
BancFirst Ohio Corporation                                             5,000              28.16              4,716
Morgan Stanley Group Inc.                                              2,054              11.57              1,898

CORPORATE DEBT SECURITIES:
Amerus Capital Trust                                                   4,212              23.72              3,461
Fairfax Financial Corporation                                          4,888              27.52              3,458
Sterling Financial Corporation                                         5,000              28.16              4,942
Hawthorne Financial Corporation                                        5,000              28.16              4,638
Atlantic Mutual                                                        4,872              27.44              3,506
BBC Capital Trust 1                                                    3,336              18.79              2,316
Sterling Bancshares Capital Trust 1                                    2,154              12.13              1,896
PCC Capital 1                                                          3,167              17.84              2,796
Yardville Capital Trust                                                1,831              10.31              1,620
FW Capital 1                                                           2,345              13.21              2,195
Resource Capital Trust 1                                               2,000              11.26              1,600
FCNB Capital Trust                                                     5,010              28.21              4,863
GBB Capital Trust 2                                                    2,500              14.08              1,900
Centura Capital Trust 1                                                2,594              14.61              2,067
PEBO Capital Trust 1                                                   4,000              22.53              2,687
BankNorth Capital Trust 1                                              2,304              12.98              1,907
Progress Capital Trust 1                                               2,840              15.99              2,036
UNB Capital Trust 1                                                    3,021              17.01              2,101
Patriot Capital Trust 1                                                2,247              12.65              1,599
North Fork Capital Trust 2                                             3,785              21.32              3,127


DEPOSITS

     Deposits generated from within the Bank's local market area are the primary source of funds for the Bank's lending and investment operations. In addition to savings deposits, NOW and money market deposits, the Bank offers several checking account programs to meet the individual needs of its customers. Substantially all the Bank's deposits are derived from customers who work or reside in the Bank's market area. The Bank also offers municipal deposit products to cities and towns throughout Massachusetts.

     The average daily balance of deposits and the average rate paid on each of the following deposit categories is summarized below for the years indicated:

                                                            For the Years Ended December 31,
                                       --------------------------------------------------------------------------
                                                2000                      1999                       1998
                                       ---------------------     ----------------------     ---------------------
                                                     Average                    Average                   Average
                                       Average        Rate        Average        Rate        Average       Rate
                                       Balance        Paid        Balance        Paid        Balance       Paid
                                       -------       -------      -------       -------      -------      -------
                                                                     (Dollars in thousands)
Non-interest bearing
   demand deposits                     $ 38,383         N/A      $ 35,641         N/A       $ 33,853         N/A
NOW                                      49,576        0.82%       45,987        0.81%        42,436        0.95%
Savings                                 102,481        2.44        97,097        2.42         93,092        2.60
Money market                             38,086        3.98        36,710        3.81         34,295        4.12
Time                                    386,804        6.00       305,619        5.20        198,749        5.53
                                       --------                  --------                   --------
   Total                               $615,330        4.49%     $521,054        3.84%      $402,425        3.79%
                                       ========                  ========                   ========

     As of December 31, 2000, term certificates of deposit in amounts of $100,000 or more had the following maturities:

                                                     (Dollars in thousands)
Under 3 months                                            $161,236
3 to 6 months                                               29,151
6 to 12 months                                              11,189
Over 12 months                                              12,616
                                                          --------
   Total                                                  $214,192
                                                          ========

BORROWINGS

     The following table summarizes the outstanding balances of borrowings for the years indicated:

                                                               At or For the Years Ended December 31,
                                                            -------------------------------------------
                                                               2000              1999             1998
                                                               ----              ----             ----
                                                                       (Dollars in thousands)
FHLB advances:
   Balance at end of year                                   $246,641         $373,250         $ 320,000
   Average balance                                           314,589          344,142           295,058
   Maximum month-end balance                                 361,500          405,848           355,250
   Weighted average rate during the period                      5.85%            5.52%             5.59%
   Year-end average rate                                        5.91%            5.52%             5.45%

Securities sold under agreements to repurchase:
   Balance at end of year                                   $ 83,500         $ 74,700          $ 96,900
   Average balance                                            75,699           87,413           104,395
   Maximum month-end balance                                  83,500           96,900           123,400
   Weighted average rate during the period                      6.31%            5.90%             5.87%
   Year-end average rate                                        6.37%            5.99%             5.77%


EMPLOYEES

     At December 31, 2000, the Company had 308 full-time equivalent employees. Employee benefits include a pension plan, 401(k) Plan, and life, health, travel, accident and long-term disability insurance, and tuition assistance, which are offered by the Company to all employees who meet the minimum hours worked requirements. None of the employees of the Company is represented by a collective bargaining group, and management considers its relationship with its employees to be good.

ITEM 2. PROPERTIES.

     The Company owns its administrative offices which are located at 545 Pleasant Street, New Bedford, Massachusetts. The Bank owns its main office which is located at 73 Belmont Street, Easton, Massachusetts. Of the Bank's remaining 19 customer facilities, 8 are owned by the Bank and 11 are located on long-term leased premises.

     Real property and related banking facilities owned by the Company at December 31, 2000 had a net book value of $12.9 million and none of the properties was subject to any encumbrances. For the year ended December 31, 2000, rental fees of $1.2 million were paid on facilities leased by the Company for its operations.


ITEM 3. LEGAL PROCEEDINGS.

        The Company is involved from time to time as a party to legal proceedings occurring in the ordinary course of its business. The Company does not believe that any of these proceedings would, if adversely determined, have a material effect on the Company's consolidated financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The common stock of the Company (the "Common Stock") traded in the over-the-counter market on the Nasdaq National Market under the symbol "PBKB." The following table sets forth the high and low sales prices of the common stock of the Company as reported on the Nasdaq National Market during the periods indicated.

                                                                                 SALES PRICE
                                                                               ----------------
                                                                               HIGH         LOW
                                                                               ----         ---
                1999
         First Quarter.................................................      $20.875     $ 18.625
         Second Quarter................................................       21.50        18.375
         Third Quarter.................................................       21.125       17.50
         Fourth Quarter................................................       20.00        17.375

                2000
         First Quarter.................................................      $18.625      $13.8125
         Second Quarter................................................       21.375       15.25
         Third Quarter.................................................       17.75        14.50
         Fourth Quarter................................................       17.00        13.50

        On March 20, 2001, the closing sale price of a share of Common Stock of the Company on the Nasdaq National Market was $16.25.

        At March 5, 2001, there were approximately 560 holders of record of the Common Stock. The number of holders of record does not reflect the number of persons or entities who or which hold their stock in nominee or "street" name through brokerage firms or other entities.

        In an effort to accelerate growth in stockholders' equity and assure continued compliance with agreed upon regulatory capital levels, the Company has deemed it prudent to suspend dividends on the Common Stock. See "Recent Developments" for further discussion.

        Declarations of dividends by the Board of Directors of the Company will depend on a number of factors, including capital requirements, regulatory limitations, the Bank's operating results and financial condition and general economic conditions. As the principal asset of the Company, the Bank serves as the primary source of funds to the Company through payment of dividends. Under Massachusetts law, stock savings banks such as the Bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the Bank's capital stock and surplus account. If, prior to the declaration of a dividend, the Bank's capital stock and surplus account do not equal at least 10% of its deposit liabilities, then prior to payment of the dividend the Bank must transfer from net profits to its surplus account the amount required to make the surplus account equal to either (i) together with capital stock, 10% of deposit liabilities or, (ii) subject to certain adjustments, 100% of capital stock. These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of the Common Stock. Although Massachusetts law does not define what constitutes "net profits," it is generally assumed that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid-in capital). The Company remains subject to the Written Agreement with the Federal Reserve Bank which requires a consolidated Tier 1 leverage capital ratio of not less than 5.0%. At December 31, 2000, the consolidated Tier 1 leverage capital ratio of the Company was 5.67%. The Written Agreement requires that the Company gain the prior approval of the Reserve Bank before declaring or paying any dividends on the Common Stock or making any distribution of interest, principal or other sums on the subordinated debentures issued by the Company in connection with its trust preferred securities, which materially limits the Company's and the Bank's ability to declare or pay dividends.

        The Company and the Bank are subject to capital ratio requirements established by the Federal Reserve Board and the FDIC. Under Section 38 of the Federal Deposit Insurance Act, the Bank is prohibited from making any capital distribution, including the payment of dividends, if the Bank would be undercapitalized following such distribution under the FDIC's prompt corrective action regulations. In addition to these regulatory limitations on the payment of dividends, the effect of the payment of dividends on the capital ratios of the Bank or the Company, as the case may be, may be a factor in the Board of Directors determination to pay such dividends. See "Managements Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Government Regulation."

        In addition, under current law, to the extent that the Bank makes "non-dividend distributions" to the Company that are considered to have been made from certain portions of the Bank's bad debt reserve, an amount based on the amount distributed will be included in the Bank's taxable income.

        The following is a summary of declared and paid quarterly dividends:

                                       2000               1999             1998
                                       ----               ----             ----
1st Quarter                           $0.21              $0.19            $0.12
2nd Quarter                            0.21               0.20             0.13
3rd Quarter                            0.21               0.21             0.14
4th Quarter                            0.21               0.21             0.19
                                      -----              -----            -----
Total                                 $0.84              $0.81            $0.58
                                      =====              =====            =====
Dividend payout ratio                  32.9%              28.8%            25.2%

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item appears on page 4 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears in the Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 2 to 12 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item appears on pages 9 to 11 of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Information required by this item appears on pages 13 to 29 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item will appear under the headings "Directors of the Company," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2001 (the "Proxy Statement"), to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this item will appear in the Proxy Statement under the headings "Executive Compensation" and "Compensation of Directors" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)(1) Index of Financial Statements. The following financial statements appear in response to Item 8 of this Report:

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

        (a)(2) Index of Financial Statement Schedules. All financial statement schedules have been omitted because they are not required, not applicable or are included in Notes to Consolidated to Financial Statements.

       (b)        Exhibits.



    *EXHIBIT                            DESCRIPTION
     -------                            -----------

        2.1 Plan of Reorganization and Acquisition by and between the Company and the Bank dated as of March 31, 1995 (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (the "S-1") (No. 33-99772) and incorporated herein by reference)

        3.1     Restated Articles of Organization of the Company (filed as
                Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference)

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

        4.3     Articles I and IV of By-laws of the Company (see Exhibit 3.2)

       10.1 Amended and Restated Special Termination Agreement by and among the Company, the Bank and the former Chief Financial Officer Colin C. Blair, dated as of February 7, 1996+ (filed as Exhibit
                10.5 to the S-1 and incorporated herein by reference)

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

      10.20 Employment Agreement, dated as of September 1, 1999 by and between People's Mortgage Corporation and Richard G. Reese, Jr.+ (filed as Exhibit 10.2 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

      10.21 Employment Agreement, dated March 28, 2001 by and between People's Bancshares, Inc. People's Savings Bank of Brockton, and James K. Hunt, filed herein.

        *13     People's Bancshares, Inc. 2000 Annual Report to Shareholders

        *21     Schedule of subsidiaries of the Company

        *23 Consent of Wolf & Company, P.C., as independent certified public accountants

---------------

* Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.

(b) The Company filed one Report on Form 8-K from October 1, 2000 to the date of this Report:

     - Current Report on Form 8-K dated December 14, 2000, the written Agreement with the Federal Reserve Bank of Boston.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.

                                PEOPLE'S BANCSHARES, INC.



                                By: /s/ Richard S. Straczynski
                                    -------------------------------------------
                                    Richard S. Straczynski
                                    President & Chief Executive Officer



                                By: /s/ James K. Hunt
                                    -------------------------------------------
                                    James K. Hunt
                                    Executive Vice President/Finance &
                                    Administration and Chief Financial Officer
                                    (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                             DATE
         ---------                       -----                             ----
/s/ Richard S. Straczynski               President & CEO                   March 28, 2001
---------------------------------        Director
Richard S. Straczynski


/s/ James K. Hunt                        Executive Vice President &        March 28, 2001
---------------------------------        Chief Financial Officer
James K. Hunt


/s/ Frederick W. Adami III               Director                          March 28, 2001
---------------------------------
Frederick W. Adami, III


/s/ B. Benjamin Cavallo                  Director                          March 28, 2001
---------------------------------
B. Benjamin Cavallo


/s/ John R. Eaton                        Director                          March 28, 2001
---------------------------------
John R. Eaton


/s/ Terrence A. Gomes                    Director                          March 28, 2001
---------------------------------
Terrence Gomes


/s/ Dr. Loring C. Johnson                Director                          March 28, 2001
---------------------------------
Dr. Loring C. Johnson


/s/ Richard D. Matthews                  Director                          March 28, 2001
---------------------------------
Richard D. Matthews


/s/Scott W. Ramsay                       Director                          March 28, 2001
---------------------------------
Scott W. Ramsay


/s/ Davis H. Scudder                     Director                          March 28, 2001
---------------------------------
Davis H. Scudder


/s/ Stanley D. Siskind                   Director                          March 28, 2001
---------------------------------
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

        4.3     Articles I and IV of By-laws of the Company (see Exhibit 3.2)

       10.1 Amended and Restated Special Termination Agreement by and among the Company, the Bank and the former Chief Financial Officer Colin C. Blair, dated as of February 7, 1996+ (filed as Exhibit
                10.5 to the S-1 and incorporated herein by reference)

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

      10.20 Employment Agreement, dated as of September 1, 1999 by and between People's Mortgage Corporation and Richard G. Reese, Jr.+ (filed as Exhibit 10.2 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

      10.21 Employment Agreement, dated March 28, 2001 by and between People's Bancshares, Inc., People's Savings Bank of Brockton and James K. Hunt, filed herein.

        *13     People's Bancshares, Inc. 2000 Annual Report to Shareholders

        *21     Schedule of subsidiaries of the Company

        *23 Consent of Wolf & Company, P.C., as independent certified public accountants

---------------

*  Filed herewith.

+ Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14 of Form 10-K.