Form 10-Q
period 2001-03-31
PEOPLES BANCSHARES INC
filed 2001-05-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended March 31, 2001 or


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

                          -----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of March 31, 2001 was 3,252,250.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                                                1

Table of Contents                                                                                          2

PART I.      FINANCIAL INFORMATION (*)

             Item 1.       Financial Statements:
                           Consolidated Balance Sheets                                                     3
                           Consolidated Statements of Income                                               4
                           Consolidated Statements of Changes in Stockholders' Equity                      5
                           Consolidated Statements of Cash Flows                                           6
                           Notes to Unaudited Consolidated Financial Statements                            7

             Item 2.       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                                         8

             Item 3.       Quantitative and Qualitative Disclosures about Market Risk                     14


PART II      OTHER INFORMATION

             Item 5.       Other Information                                                              12

             Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                16

EXHIBITS                                                                                                  17

(*) The financial information at December 31, 2000 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        March 31,              December 31,
                                                                                          2001                     2000
                                                                                         --------              ------------
                                      ASSETS
                                      ------

Cash and due from banks                                                               $    18,933                 $  16,406
Short-term investments                                                                     68,100                         -
                                                                                      -----------                 ---------
   Total cash and cash equivalents                                                         87,033                    16,406
Securities available for sale                                                             314,608                   488,128
Restricted equities securities, at cost                                                    19,368                    19,869
Loans held for sale                                                                       116,600                    40,546
Loans, net of allowance for loans losses of $4,139 in 2001
   and $4,182 in 2000                                                                     366,081                   393,451
Other real estate owned, net                                                                   88                        50
Banking premises and equipment, net                                                        17,427                    17,705
Accrued interest receivable                                                                 6,959                     7,402
Intangible assets                                                                           1,337                     1,368
Deferred tax asset                                                                          8,917                    14,813
Other assets                                                                                2,929                     3,697
                                                                                      -----------               -----------
         Total assets                                                                 $   941,347               $ 1,003,435
                                                                                      ===========               ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Deposits                                                                              $   595,983               $   624,561
Short-term borrowings                                                                         939                    49,110
Securities sold under agreement to repurchase                                              83,500                    83,500
Other long-term debt                                                                      198,000                   198,000
Mortgagors' escrow accounts                                                                 1,183                       984
Accrued expenses and other liabilities                                                      5,558                     5,723
Subordinated debentures                                                                    23,800                    23,800
                                                                                      -----------               -----------
   Total liabilities                                                                      908,963                   985,678
                                                                                      -----------               -----------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                            -                         -
   Common stock - par value $0.10 per share; authorized 20,000,000
      shares, issued 3,725,250 and 3,696,734 shares                                           373                       370
   Additional paid-in capital                                                              24,115                    23,853
   Retained earnings                                                                       31,334                    30,165
   Treasury stock, at cost - 473,000 shares                                                (8,364)                   (8,364)
   Accumulated other comprehensive loss                                                   (15,074)                  (28,267)
                                                                                      -------------             -----------
         Total stockholders' equity                                                        32,384                    17,757
                                                                                      -----------               -----------

         Total liabilities and stockholders' equity                                   $   941,347                $1,003,435
                                                                                      ===========                ==========

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars and shares in thousands, except per share data)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                          2001              2000
                                                                                      ------------       ----------
Interest and dividend income:
  Interest and fees on loans                                                           $  9,374           $  8,526
  Interest and dividends on securities                                                    9,447             11,130
  Interest on short-term investments                                                         60                 69
                                                                                       --------           --------
      Total interest and dividend income                                                 18,881             19,725
                                                                                       --------           --------
Interest expense:
   Deposits                                                                               6,649              5,977
   Short-term borrowings                                                                      9              1,357
   Long-term debt and subordinated debentures                                             5,860              5,211
                                                                                       --------           --------
      Total interest expense                                                             12,518             12,545
                                                                                       --------           --------
Net interest income                                                                       6,363              7,180
                                                                                       --------           --------

Other income:
   Customer service fees                                                                    342                310
   Losses on sales of securities available for sale, net                                   (861)                --
   Gains on sales of loans, net                                                           2,435              1,798
   Miscellaneous                                                                            109                 76
                                                                                       --------           --------
      Total other income                                                                  2,025              2,184
                                                                                       --------           --------

Operating expenses:
   Salaries and employee benefits                                                         3,379              3,409
   Occupancy and equipment                                                                  923                988
   Data processing                                                                          384                328
   Professional fees                                                                        422                231
   Other real estate owned, net                                                               2                (14)
   Other general and administrative                                                       1,392              1,100
                                                                                       --------           --------
      Total operating expenses                                                            6,502              6,042
                                                                                       --------           --------

Income before income taxes                                                                1,886              3,322
Provision for income taxes                                                                  717              1,100
                                                                                       --------           --------
Net income                                                                             $  1,169           $  2,222
                                                                                       ========           ========

Net income per share:
   Diluted earnings per share                                                          $   0.36           $   0.67
   Basic earnings per share                                                                0.36               0.68
Weighted average shares outstanding - assuming dilution for stock options                 3,267              3,326
Weighted average shares outstanding                                                       3,236              3,280

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                   Accumulated
                                                     Additional                                       Other
                                         Common        Paid-in         Retained        Treasury    Comprehensive
                                          Stock       Capital          Earnings        Stock          Loss          Total
                                        ---------    ----------        ---------     ----------       ----      -----------
Balance at December 31, 2000           $      370    $  23,853         $  30,165     $  (8,364)   $ (28,267)       $ 17,757
                                                                                                                   --------

Comprehensive income:
Net income                                      -            -             1,169             -           -            1,169
Change in net unrealized gain/loss
   on securities available for sale,
   net of reclassification adjustment
   and tax effects                              -            -                 -             -      13,193           13,193
                                                                                                                   --------
Comprehensive income                                                                                                 14,362
                                                                                                                   --------
Exercise of stock options                       3          262                 -             -            -             265
                                        ---------    ---------         ---------      --------    ---------        --------

Balance at March 31, 2001               $     373    $  24,115         $  31,334      $ (8,364)   $(15,074)        $ 32,384
                                        =========    =========         =========      ========    ========         ========

Balance at December 31, 1999            $     369     $ 23,776         $  24,617       $(6,269)   $  (1,629)       $ 40,864
                                                                                                                   --------

Comprehensive income:
Net income                                      -            -             2,222             -           -            2,222
Change in net unrealized gain/loss
   on securities available for sale, net of
   tax effects                                  -            -                 -             -        (234)            (234)
                                                                                                                   --------
Comprehensive income                                                                                                  1,988
                                                                                                                   --------
Purchase of treasury stock                      -            -                 -        (1,297)          -           (1,297)
Cash dividends paid                             -            -              (701)            -           -             (701)
Exercise of stock options                       -           58                 -             -           -               58
                                        ---------    ---------         ---------      --------    --------         --------
Balance at March 31, 2000               $     369    $  23,834         $  26,138      $ (7,566)   $ (1,863)       $  40,912
                                        =========    =========         =========      ========    ========        =========


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                        ---------------------------
                                                                                             2001            2000
                                                                                        ---------        -----------
Cash flows from operating activities:
   Net income                                                                           $   1,169         $   2,222
   Adjustments to reconcile net income to net cash used by
     operating activities:
   Depreciation and amortization                                                              464               483
   Net accretion on securities and purchased loans                                         (1,596)           (1,708)
   Losses on sales of securities available for sale, net                                      861                 -
   Losses on sales of portfolio loans                                                         143                 -
   Gain on other real estate owned                                                              -               (15)
   Net change in:
     Loans held for sale                                                                  (76,054)             (619)
     Other assets, net of other liabilities                                                 1,217            (1,934)
                                                                                        ---------        -----------
        Net cash used by operating activities                                            (73,796)            (1,571)
                                                                                        ----------       ------------

Cash flows from investing activities:
    Activity in securities available for sale:
      Sales                                                                               179,128                 -
      Maturities, prepayments and calls                                                     2,258             1,350
      Amortization of mortgage-backed securities                                           11,937             1,079
    Activity in securities held to maturity:
       Amortization of mortgage-backed securities                                               -             7,973
    Redemption of restricted equity securities                                                501             2,333
    Loan (originations and purchases), net of amortization and payoffs                     13,462              (166)
    Proceeds from portfolio loan sales                                                     13,613                 -
    Proceeds from sales of other real estate owned                                              -                50
    Additions to banking premises and equipment                                              (191)             (901)
                                                                                        -----------      -----------
           Net cash provided by investing activities                                      220,708            11,718
                                                                                        ---------        ----------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                   (28,578)           34,630
    Net decrease in short-term borrowings                                                 (48,171)          (17,321)
    Proceeds from issuance of borrowings with maturities in excess of three months              -            60,000
    Repayment of borrowings with maturities in excess of three months                           -           (82,000)
    Increase in mortgagors' escrow accounts                                                   199                37
    Proceeds from exercise of stock options                                                   265                58
    Payment to acquire treasury stock                                                           -            (1,297)
    Cash dividends                                                                              -              (701)
                                                                                        ---------        ------------
       Net cash used by financing activities                                              (76,285)           (6,594)
                                                                                        ----------       ------------
Net change in cash and cash equivalents                                                    70,627             3,553
Cash and cash equivalents at beginning of period                                           16,406            11,875
                                                                                        ---------        ----------
Cash and cash equivalents at end of period                                              $  87,033        $   15,428
                                                                                        =========        ==========

Supplementary information:
   Interest paid                                                                        $  12,491        $   12,439
   Income taxes paid                                                                          768             2,174
   Transfer from loans to other real estate owned, net                                         38                 -

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         The accompanying consolidated financial statements of People's Bancshares, Inc. and its subsidiaries (the "Company") furnished in this report are unaudited. In the opinion of management, the information presented includes all adjustments, which consist of normal recurring accruals necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year.

         The unaudited consolidated interim financial statements furnished in this report should be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report for the year ended December 31, 2000.


(2)      EARNINGS PER SHARE
         ------------------

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Preliminary Note in Regard to Forward-Looking Statements
--------------------------------------------------------

This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "intends," "will," "plans," "expects," "estimate," "assume," "should," and similar expressions which predict or indicate future events and trends and which do not relate to historical matters are intended to identify forward-looking statements. In addition, information concerning specific future business developments discussed herein are forward looking statements. Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These expressed or implied important risks, uncertainties and other factors may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Certain Factors That May Affect Future Results
----------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report or presented elsewhere by management from time to time. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, possible changes in the loan loss provision, the timing and proceeds from the sale of certain securities, accounting matters and possible changes related to regulatory matters, new accounting pronouncements, changing regulatory requirements and new tax or other state and national legislation. These forward-looking statements were based upon information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

The following analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and accompanying notes of the Company presented in its Annual Report for the year ended December 31, 2000.

General
-------

People's Bancshares, Inc. (the "Company") is a unitary bank holding company subject to the Bank Holding Company Act ("BHC"). The Company's principal business is conducted through its principal subsidiary, People's Savings Bank of Brockton (the "Bank"). The only significant assets of the Company are the capital stock of the Bank and the Company's equity interest in People's Bancshares Capital Trust ("Trust I") and People's Bancshares Capital Trust II ("Trust II", together with Trust I, the "Trusts"), business trusts formed in 1997 and 2000, respectively. Although the Company is a legal entity separate from the Bank and the Trusts, the Company itself is not engaged in any business activities.

Overview
--------

Net income for the three months ended March 31, 2001 was $1.2 million or $0.36 per diluted share, compared to $2.2 million or $0.67 per diluted share for the corresponding period in 2000. Basic earnings per share was $0.36 for the three months ended March 31, 2001, compared to $0.68 for the same period in 2000. Income before income taxes for the three months ended March 31, 2001 was $1.9 million compared with $3.3 million for the three months ended March 31, 2000. Return on average assets and return on average equity was 0.48% and 20.28%, respectively, for the three months ended March 31, 2001, compared to 0.84% and 22.05%, respectively for the same period in 2000.

Through the sale of securities, the Company has addressed regulatory issues and reduced exposure to higher risk earnings assets and volatile funding sources. The results of operations for the three months ended March 31, 2001 include before tax losses of $1.0 million on sales of approximately $193 million of securities and portfolio loans. There were no sales of securities or portfolio loans during the three months ended March 31, 2000. The net interest margin has decreased compared with the comparable period in 2000 due to the lower volume of securities, partially offset by an increase in loan income due to increased loan originations at People's Mortgage Corporation ("PMC"). The Company's net interest margin was 2.63% for the three months ended March 31, 2001 compared to 2.80% in the three months ended March 31, 2000.

Financial Condition
-------------------

Total assets decreased $62.1 million or 6.19% to $941.3 million at March 31, 2001 from $1,003.4 million at December 31, 2000. This reflects a decrease in securities available for sale of $173.5 million and a decrease in loans of $27.4 million, offset by an increase in short-term investments of $68.1 million and an increase of $76.1 million in loans held for sale.

Securities available for sale decreased $173.5 million to $314.6 million at March 31, 2001 from $488.1 million at December 31, 2000. This decrease was the result of the sales of $179.1 million of higher risk securities, which include approximately $18 million in corporate bonds and trust preferred securities, offset by an $18.9 million improvement in unrealized losses on securities.

Loans and loans held for sale increased $48.7 million, or 11.22%, to $482.7 million at March 31, 2001 from $434.0 million at December 31, 2000. This increase reflects a $76.1 million or a 187.57% increase in loans held for sale to $116.6 million at March 31, 2001 from $40.5 million at December 31, 2000. This was offset by the sale of $13.6 million in purchased second mortgages. Declining mortgage interest rates accelerated refinancing and home buying activity resulting in increased mortgage loan originations at PMC.

Proceeds from the sale of investments were used to fund the outflow of deposits and to pay off short-term borrowings. Deposits decreased $28.6 million or 4.58% to $596.0 million at March 31, 2001 from $624.6 million at December 31, 2000. This decrease is primarily a result of a decrease in higher cost municipal certificate products and retail certificate products, partially offset by an increase in core retail accounts. Short-term borrowings decreased $48.2 million.

Stockholders' equity was $32.4 million at March 31, 2001, as compared to $17.8 million at December 31, 2000. The increase in stockholders' equity is primarily due to a $13.2 million improvement in unrealized securities losses, net of taxes.

Results Of Operations
---------------------


Net Interest Income
-------------------

Net interest income decreased $0.8 million for the three months ended March 31, 2001, compared to the same period in 2000. This change reflects a decrease in securities and a lower net interest margin, partially offset by decreased borrowings. For the three months ended March 31, 2001 average earning assets decreased by $49.5 million for the same period of 2000. Net interest margin was 2.63% for the three months ended March 31, 2001, compared to 2.80% for the same period in 2000.

Interest and dividend income decreased to $18.9 million for the three months ended March 31, 2001 from $19.7 million for the comparable 2000 period. The yield on average earning assets increased to 7.81% for the three months ended March 31, 2001 from 7.69% for the three months ended March 31, 2000. Yields on loans were 8.37% for the three months ended March 31, 2001, compared to 7.91% for the 2000 period. Yields on investments decreased to 7.37% for the three months ended March 31, 2001, compared to 7.54% for the comparable 2000 period.

Interest expense was $12.5 million for the three months ended March 31, 2001 and 2000. Deposit interest increased $672,000 for the three month period, compared to the same period in 2000. Interest expense on borrowings decreased $699,000 for the three months ended March 31, 2001.

During the first three months of 2001, average borrowed funds were $364.4 million compared to $446.3 million during the comparable period in 2000. Average borrowed funds have decreased as the Company has paid down short-term borrowings. The average rate paid on borrowed funds was 6.53% for the three months ended March 31, 2001 compared to 5.90% for the same period in 2000.

Interest expense on deposits increased due to an increase in the volume of average deposits to $566.5 million for the three months ended March 31, 2001 compared to $537.0 million for the same period in 2000. The average cost of deposits increased to 4.76% for the three months ended March 31, 2001 from 4.46% for the same period in 2000.

Other Income
------------

Other income was $2.0 million for the three months ended March 31, 2001, compared to $2.2 million for the same period in 2000. The decrease reflects $861,000 in losses on securities, offset by a $637,000 increase in gains on loan sales.

Operating Expenses
------------------

Total operating expenses were $6.5 million for the three months ended March 31, 2001, compared to $6.0 million for the same period in 2000. These increases in operating expenses were primarily due to an increase in professional fees for legal and consulting services and an increase in other operating expenses directly related to the increased volume of loan originations at PMC.

Salaries and benefits expense decreased $30,000 for the three months ended March 31, 2001, compared to the same period in 2000. The decrease in salaries and benefits for the three months reflects staff reductions at PMC, partially offset by regular salary increases.

Occupancy and equipment expense decreased $65,000 for the three months ended March 31, 2001, compared to the same period in 2000 due to consolidations of leased properties of PMC. Professional fees increased $191,000 for the three months ended March 31, 2001, compared to the same period in 2000. This increase primarily reflects costs associated with regulatory matters. Other general and administrative expenses increased $292,000 for the three months ended March 31, 2001, compared to the same period in 2000 due to expenses associated with the increased volume of loan originations at PMC.

The efficiency ratio for the Company for the three months ended March 31, 2001 was 64.97% as compared with a ratio of 62.38% for the same period in 2000. The efficiency ratio for the Company, excluding PMC, was

65.96% for the three months ended March 31, 2001, as compared with a ratio of 42.88% for the same period in 2000. The increased efficiency ratios reflect the decreased net interest margin and increased operating expenses.

Provision for Income Taxes
--------------------------

The Company recognized income tax expense of $717,000 in the three months ended March 31, 2001, compared to income tax expense of $1.1 million for the same period in 2000. The effective tax rate for the three months ended March 31, 2001 was 38% and the effective tax rate was 33% for the corresponding period of 2000. The higher rate during the three months ended March 31, 2001 was the result of the elimination of certain subsidiaries formed to hold securities which were taxed at lower rates.

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

Periodically, management reviews the loan portfolio, classifying each loan into categories by assessing the degree of risk involved. Based upon this review, and other factors, the Company evaluates the adequacy of its allowance for loans losses. Necessary adjustments are charged (credited) to operations through the provision for loan losses. Loan losses are charged against the allowance management believes the collectibility of the loan balance is unlikely.

The allowance for loan losses is an estimate. Ultimate losses may vary from current estimates and future additions to the allowance for loan losses may become necessary. In addition, regulatory agencies, as an integral part of their examination process, review the adequacy of the Company's allowance for loan losses and may require the Company to provide additions to the allowance for loan losses based on their assessment, which may differ from management's.

At March 31, 2001, the Company's allowance for loan losses totaled $4.1 million, or 0.85% of total loans and loans held for sale and 1,183% of non-performing loans, compared to $4.2 million, or 0.95% of total loans and loans held for sale and 1,121% of non-performing loans at December 31, 2000, and compared to $4.1 million, or 0.99% of total loans and loans held for sale and 478% of non-performing loans at March 31, 2000. Net charge-offs for the three months ended March 31, 2001 were $43,000, compared to net recoveries of $28,000 for the corresponding period in 2000.

Non-performing assets, including loans of $350,000, other real estate owned ("OREO") of $88,000 and securities of $992,000, were $1.4 million or 0.15% of total assets at March 31, 2001. At December 31, 2000, non-performing assets were $1.4 million, or 0.14% of total assets, including loans of $373,000, OREO of $50,000 and securities of $992,000. At March 31, 2000, non-performing assets were $1.1 million, or 0.10% of total assets including loans and OREO.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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


At March 31, 2001, the Company's capital exceeded all applicable regulatory requirements imposed by statute or regulations.

                                                        Amount                                      Percent
                                         ---------------------------------------       -----------------------------------
                                                      Adequately        Well                    Adequately         Well
                                                     Capitalized     Capitalized                Capitalized    Capitalized
                                            Actual    Minimums        Minimums         Actual    Minimums       Minimums
                                            ------    --------        --------         ------    --------       --------
People's Bancshares, Inc.
     Tier 1 leverage capital             $  61,939      $  51,049         n/a           6.07%         5.00%        n/a
     Tier 1 capital                         61,939         20,881         n/a          11.87%         4.00%        n/a
     Total capital                          74,059         41,761         n/a          14.87%         8.00%        n/a

People's Savings Bank of Brockton
     Tier 1 leverage capital             $  68,638      $  66,285       $50,988         6.73%         6.50%        5.00%
     Tier 1 capital                         68,638         20,831        31,246        13.18%         4.00%        6.00%
     Total capital                          72,777         41,662        52,077        13.97%         8.00%       10.00%


PART II

ITEM 5.  OTHER INFORMATION
         -----------------

The Company elected to suspend its common stock dividend in the first quarter of 2001 and terminated its stock repurchase program in the third quarter of 2000. These actions are intended to accelerate capital growth and maintain compliance with targeted regulatory capital levels.

On December 5, 2000, the Company entered into a formal agreement with the Federal Reserve Bank of Boston (the "Reserve Bank") pursuant to which the Company has agreed, among other matters, to obtain written approval from the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the "Director") prior to declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures. The Company is also required to maintain a minimum consolidated Tier 1 leverage capital ratio of not less than 5%. At March 31, 2001, the Company's consolidated Tier 1 leverage capital ratio was 6.07%. This agreement also requires the Company receive written approval from the Reserve Bank to increase borrowings or renew any existing debt. Although there are no assurances that the Company will receive regulatory approval in the future, the Company has received the necessary approvals to make all scheduled payments on the subordinated debt since the Company entered into the agreement.

On June 27, 2000, the Bank entered into an informal agreement with its regulators, the FDIC and the Massachusetts Commissioner of Banks, pursuant to which the Bank has agreed, among other matters, to develop plans to reduce over time the level of its investment in trust preferred securities to less than 100% of its Tier 1 leverage capital. In addition, the Bank has agreed to achieve and subsequently maintain a Tier 1 leverage capital ratio of not less than 6.5% of total assets. At March 31, 2001, the Bank's Tier 1 leverage capital ratio was 6.73%. Additional provisions of this agreement require the Bank to assess the Bank's management and staffing needs, develop revised strategic and capital plans, improve the quality of the investment portfolio and investment administration, improve liquidity and the management thereof, develop a plan for reducing interest rate risk exposure and address other operational issues.

Management is currently evaluating a number of initiatives to improve and maintain the financial soundness of the Company and the Bank. The Company is continuing to restructure its consolidated balance sheet to reduce interest rate risk while improving liquidity and balance sheet fundamentals. These actions will enhance the mix of earning assets and liabilities through the divestiture of higher risk earning assets while reducing dependence on higher cost volatile liabilities and improving asset quality.

On April 19, 2001 the Company and a group of its stockholders led by Vincent A. Smyth (the "Smyth Group") entered into an agreement, which resolves various issues arising out of a proxy contest recently commenced by the Smyth Group. The Smyth Group had sought to elect three representatives to the Company's Board of Directors at the Company's upcoming Annual Meeting of Stockholders, scheduled for June 12, 2001 (the "Annual Meeting"). The agreement terminates the proxy contest and provides that, immediately following its Annual Meeting, the Company will increase the size of its Board of Directors from 10 to 13 members. The agreement further provides that, subject to the receipt of required nonobjection letters from bank regulators, the Company will add Mr. Smyth and two individuals designated by Mr. Smyth to its Board of Directors and to the Board of the Company's principal subsidiary, People's Savings Bank of Brockton. The two additional directors designated by Mr. Smyth are Thomas F. Gillen and William G. Foster, Jr. In addition, pursuant to the terms of the agreement, the Smyth Group has agreed they will vote for the nominees for director recommended by the Company's Board of Directors; and will vote in accordance with the recommendation of the Company's Board with respect to each matter that is presented to the Company's stockholders at the Annual Meeting.

During the quarter ended March 31, 2001, the Company announced that it had retained the firm of Fox-Pitt, Kelton Inc. to provide financial advisory services relating to strategic alternatives available to the Company as well as general investment banking services. In April 2001, the Board of Directors determined to reactivate its Merger and Acquisition Committee (the "Committee") to act as liaison between Fox-Pitt, Kelton Inc. and the full Board of Directors in any matters involving possible strategic partnerships with other companies. The Committee consists of Directors Richard D. Matthews, Scott W. Ramsay and Stanley D. Siskind. In addition, Thomas F. Gillen, representing the Smyth Group, will be invited to attend all meetings of the Committee prior to Mr. Gillen's election to the Company's Board of Directors. Subject to the Company's receipt of a letter of nonobjection from the Board of Governors of the Federal Reserve System, and subsequent to the Company's Annual Meeting, Mr. Gillen will become a member of the Committee.

People's maintains twelve banking locations in Southeastern Massachusetts and 12 loan production offices in Massachusetts, Connecticut, Maryland and Virginia. The Company trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of the Bank's asset/liability management process is to monitor and control the variation in repricing intervals between assets and liabilities. The Company quantifies and measures interest rate exposures using a model to dynamically simulate net-interest income under various interest rate scenarios over a 12 month period. Simulated scenarios include deliberately extreme interest rate "shocks" and more gradual interest rate "ramps". Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, the growth or shrinkage of product balances and the behavior of the Company's deposit and loan customers. The most material assumption relates to the prepayment of mortgage assets (including mortgage loans and securities). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. Complicating management's efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of the Company's assets and liabilities.

The Board's limits on interest rate risk specify that if interest rates rise or fall by 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10%. Based upon the Bank's current methodology, the Company was in compliance with this limit at March 31, 2001.

                                    2.0% Rate               2.0% Rate
                                    Increase                 Decrease
                                    --------                 --------
Year 1                                  6.72                   (2.30)
Year 2                                  8.75                  (10.87)

The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring the interest rate sensitivity gap. The following table, referred to as the Gap Table, sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2001, that are expected to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on net interest income because actual repricing dates of various assets and liabilities are subject to customer discretion, competitive and other pressures. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayments. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the major factors affecting prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. In addition, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in this table are $61.2 million of callable securities at fair value, classified according to their maturity dates, which are within the over five years category. Also, included in this table are $263.5 million of callable borrowings, classified according to their maturity dates, which are within the over five years category. Of such borrowings, $77.5 million is callable within one year and at various times thereafter. There can be no assurances that these borrowings will not be called in the future, particularly in a rising interest rate environment.

Interest Rate Sensitivity Analysis

(Dollars in thousands)                                                     At  March 31, 2001
                                     -----------------------------------------------------------------------------------------
                                     One Year          1-2          2-3           3-4          4-5        Over 5
                                      or Less         Years        Years         Years        Years        Years       Total
                                     ---------      ---------     --------     ---------    --------     --------     --------
INTEREST SENSITIVE ASSETS:
Fed Funds Sold                     $    68,100     $       --     $     --     $     --     $     --    $      --     $ 68,100
  Average interest rate                   5.00%                                                                           5.00%
Securities                              47,341         21,400       21,196       11,353        4,811      208,507      314,608
  Average interest rate                   7.00%          7.23%        7.25%        7.19%        7.17%        8.53%        8.06%
Adjustable-rate loans                  226,035         50,489       27,849       20,268        8,426       11,538      344,605
  Average interest rate                   7.78%          7.37%        7.70%        8.10%        8.42%        6.54%        7.71%
Fixed-rate loans                        32,211         22,107       17,726       12,685        9,975       47,511       142,215
  Average interest rate                   7.96%          8.25%        7.98%        7.92%        7.90%        7.46%        7.83%
                                   -----------     ----------     --------     --------     --------    ---------     --------
 Total                                 373,687         93,996       66,771       44,306       23,212      267,556      869,528
                                   ===========     ==========     ========     ========     ========    =========     ========

INTEREST SENSITIVE LIABILITIES:
NOW                                         --             --           --           --           --       61,399       61,399
  Average interest rate                                                                                     .55%           .55%
Savings                                     --             --           --           --           --       99,169       99,169
  Average interest rate                                                                                      2.44%        2.44%
Money market                            77,238             --           --           --           --           --       77,238
  Average interest rate                   4.53%                                                                           4.53%
Term deposits                          271,212         26,388        3,088        6,398        1,593          774      309,453
  Average interest rate                   5.49%          6.09%        5.71%        5.87%        6.24%        2.42%        5.55%
Borrowed funds                             939             --           --           --       18,000      263,500      282,439
  Average interest rate                   4.00%                                                  5.89%       5.92%        5.91%
Subordinated debentures                     --             --           --           --           --       23,800       23,800
  Average interest rate                     --             --           --           --           --        10.72%       10.72%
                                   -----------     ----------     --------     --------     --------    ---------     --------
Total                              $   349,389     $   26,388     $  3,088        6,398       19,593      448,642      853,498
                                   ===========     ==========     ========     ========     ========    =========     ========

Interest rate sensitivity
   gap                             $    24,298     $   67,608     $ 63,683     $ 37,908     $  3,619    $(181,086)    $ 16,030
Cumulative interest rate
   sensitivity gap                      24,298          91,906      155,589      193,497      197,116       16,030

                           PART II - OTHER INFORMATION



ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
-----

    (a)           Exhibits

Exhibit           Description
-------           -----------

    (b)           The Company filed a Report on Form 8-K on April 25, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PEOPLE'S BANCSHARES, INC.


            5/14/2001                     By: /s/ Richard S. Straczynski
            --------------------             -----------------------------------
            Date                            Richard S. Straczynski
                                            President and Chief Executive
                                            Officer



            5/14/2001                     By: /s/ James K. Hunt
            --------------------            ------------------------------------
            Date                            James K. Hunt
                                            Executive Vice President/Finance &
                                            Administration and Chief Financial
                                            Officer