Form 10-Q
period 2001-06-30
PEOPLES BANCSHARES INC
filed 2001-08-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended June 30, 2001 or

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

The number of shares of Registrant's Common Stock, par value $0.10 per share, outstanding as of June 30, 2001 was 3,252,250.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                    1

Table of Contents                                                              2

PART I. FINANCIAL INFORMATION (*)

        Item 1.  Financial Statements:
                 Consolidated Balance Sheets                                   3
                 Consolidated Statements of Income                             4
                 Consolidated Statements of Changes in
                   Stockholders' Equity                                        5
                 Consolidated Statements of Cash Flows                         6
                 Notes to Unaudited Consolidated Financial Statements          7

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         8

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   13


PART II OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders          13

        Item 5.  Other Information                                            13

        Item 6.  Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                    17



(*) The financial information at December 31, 2000 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        June 30,      December 31,
                                                                          2001            2000
                                                                      -----------     -----------
                                  ASSETS

Cash and due from banks                                               $    18,625     $    16,406
Short-term investments                                                    158,700              --
                                                                      -----------     -----------
   Total cash and cash equivalents                                        177,325          16,406
Securities available for sale                                             236,425         488,128
Restricted equities securities, at cost                                    19,869          19,869
Loans held for sale                                                       113,627          40,546
Loans, net of allowance for loans losses of $4,155 in 2001
   and $4,182 in 2000                                                     342,967         393,451
Other real estate owned, net                                                   --              50
Banking premises and equipment, net                                        17,187          17,705
Accrued interest receivable                                                 6,265           7,402
Intangible assets                                                           1,307           1,368
Deferred tax asset                                                          8,833          14,813
Other assets                                                                2,504           3,697
                                                                      -----------     -----------
         Total assets                                                 $   926,309     $ 1,003,435
                                                                      ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                              $   579,003     $   624,561
Short-term borrowings                                                         886          49,110
Securities sold under agreement to repurchase                              83,500          83,500
Other long-term debt                                                      198,000         198,000
Mortgagors' escrow accounts                                                 1,114             984
Accrued expenses and other liabilities                                      6,832           5,723
Subordinated debentures                                                    23,800          23,800
                                                                      -----------     -----------
   Total liabilities                                                      893,135         985,678
                                                                      -----------     -----------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                           --              --
   Common stock - par value $0.10 per share; authorized 20,000,000
      shares, issued 3,725,250 and 3,696,734 shares                           373             370
   Additional paid-in capital                                              24,113          23,853
   Retained earnings                                                       32,469          30,165
   Treasury stock, at cost - 473,000 shares                                (8,364)         (8,364)
   Accumulated other comprehensive loss                                   (15,417)        (28,267)
                                                                      -----------     -----------
         Total stockholders' equity                                        33,174          17,757
                                                                      -----------     -----------

         Total liabilities and stockholders' equity                   $   926,309     $ 1,003,435
                                                                      ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                           ---------------------    ---------------------
                                                             2001         2000        2001         2000
                                                           --------     --------    --------     --------
Interest and dividend income:
  Interest and fees on loans                               $  9,836     $  8,920    $ 19,210     $ 17,446
  Interest and dividends on securities                        6,102       11,349      15,549       22,479
  Interest on short-term investments                            829          105         894          174
                                                           --------     --------    --------     --------
    Total interest and dividend income                       16,767       20,374      35,653       40,099
                                                           --------     --------    --------     --------
Interest expense:
  Deposits                                                    5,456        6,881      12,105       12,858
  Short-term borrowings                                           8        1,064          17        2,422
  Long-term debt and subordinated debentures                  4,850        5,066      10,710       10,276
                                                           --------     --------    --------     --------
    Total interest expense                                   10,314       13,011      22,832       25,556
                                                           --------     --------    --------     --------
Net interest income                                           6,453        7,363      12,821       14,543

Other income:
  Customer service fees                                         361          326         703          636
  Losses on sales of securities available for sale, net      (1,142)          --      (2,003)          --
  Gain on sales of loans, net                                 4,070        2,155       6,505        3,953
  Miscellaneous                                                  74           41         175          117
                                                           --------     --------    --------     --------
    Total other income                                        3,363        2,522       5,380        4,706
                                                           --------     --------    --------     --------

Operating expenses:
  Salaries and employee benefits                              4,578        3,546       7,956        6,955
  Occupancy and equipment                                       961          932       1,884        1,920
  Data processing                                               469          347         853          675
  Professional fees                                             311          402         732          633
  Other real estate owned, net                                   --           --           3          (14)
  Other general and administrative                            1,666        1,139       3,056        2,239
                                                           --------     --------    --------     --------
    Total operating expenses                                  7,985        6,366      14,484       12,408
                                                           --------     --------    --------     --------

Income before income taxes                                    1,831        3,519       3,717        6,841
Provision for income taxes                                      696        1,120       1,413        2,220
                                                           --------     --------    --------     --------
Net income                                                 $  1,135     $  2,399    $  2,304     $  4,621
                                                           ========     ========    ========     ========

Net income per share:
  Diluted earnings per share                               $   0.35     $   0.73    $   0.71     $   1.40
  Basic earnings per share                                     0.35         0.74        0.71         1.42
Weighted average shares outstanding -
  assuming dilution for stock options                         3,280        3,273       3,272        3,301
Weighted average shares outstanding                           3,252        3,224       3,244        3,252


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                         Six Months Ended June 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       Accumulated
                                                  Additional                              Other
                                        Common     Paid-in     Retained    Treasury   Comprehensive
                                        Stock      Capital     Earnings     Stock         Loss        Total
                                       --------   ----------   --------    --------   -------------  --------

Balance at December 31, 2000           $    370    $ 23,853    $ 30,165    $ (8,364)    $(28,267)    $ 17,757

Comprehensive income:
Net income                                   --          --       2,304          --           --        2,304
Change in net unrealized gain/loss
   on securities available for sale          --          --          --          --       18,355       18,355
Tax effect                                   --          --          --          --       (5,505)      (5,505)
                                                                                                     --------
Comprehensive income                                                                                   15,154
Exercise of stock options                     3         260          --          --           --          263
                                       --------    --------    --------    --------     --------     --------

Balance at June 30, 2001               $    373    $ 24,113    $ 32,469    $ (8,364)    $(15,417)    $ 33,174
                                       ========    ========    ========    ========     ========     ========


See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     -----------------------
                                                                                       2001          2000
                                                                                     ---------     ---------
Cash flows from operating activities:
   Net income                                                                        $   2,304     $   4,621
   Adjustments to reconcile net income to net cash used by
     operating activities:
   Depreciation and amortization                                                           965           946
   Net accretion on securities and purchased loans                                      (2,204)       (3,671)
   Losses on sales of securities available for sale, net                                 2,003            --
   Losses on sales of portfolio loans                                                      143            --
   Losses (gains) on other real estate owned                                                --           (15)
   Net change in:
     Loans held for sale                                                               (73,081)      (20,831)
     Other assets, net of other liabilities                                              3,890        (3,326)
                                                                                     ---------     ---------
       Net cash used by operating activities                                           (65,980)      (22,276)
                                                                                     ---------     ---------

Cash flows from investing activities:
   Activity in securities available for sale:
     Purchases                                                                         (29,866)       (8,522)
     Sales                                                                             268,751            --
     Maturities, prepayments and calls                                                   7,017         5,490
     Amortization of mortgage-backed securities                                         24,792         2,342
   Activity in securities held to maturity:
     Purchases                                                                              --       (15,040)
     Amortization of mortgage-backed securities                                             --        15,733
   Redemption of restricted equity securities                                               --         2,083
   Loan (originations and purchases), net of amortization, payoffs, and sales           49,961         7,975
   Proceeds from sales of other real estate owned                                           88            50
   Additions to banking premises and equipment                                            (456)       (1,327)
                                                                                     ---------     ---------
       Net cash provided by investing activities                                       320,287         8,784
                                                                                     ---------     ---------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                                 (45,558)       76,050
   Net decrease in short-term borrowings                                               (48,223)       (6,712)
   Proceeds from issuance of borrowings with maturities in excess of three months           --        80,000
   Repayment of borrowings with maturities in excess of three months                        --      (127,000)
   Increase (decrease) in mortgagors' escrow accounts                                      130           (87)
   Proceeds from exercise of stock options                                                 263            58
   Payment to acquire treasury stock                                                        --        (2,095)
   Cash dividends                                                                           --        (1,365)
                                                                                     ---------     ---------
       Net cash used by financing activities                                           (93,388)       18,849
                                                                                     ---------     ---------
Net change in cash and cash equivalents                                                160,919         5,357
Cash and cash equivalents at beginning of period                                        16,406        11,875
                                                                                     ---------     ---------
Cash and cash equivalents at end of period                                           $ 177,325     $  17,232
                                                                                     =========     =========

Supplementary information:
   Interest paid                                                                     $  23,255     $  25,938
   Income taxes paid                                                                     1,243         3,435
   Transfer from loans to other real estate owned, net                                      38            50


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

     The unaudited consolidated interim financial statements furnished in this report should be read in conjunction with the consolidated financial statements of the Company presented in its Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares issuable from the exercise of stock options calculated using the treasury stock method.

(3)  ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No., 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, was effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Company adopted this statement on January 1, 2001 with no material impact on the consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125", SFAS No. 140 replaces SFAS No. 125. Certain disclosure provisions required by SFAS No. 140 were effective immediately. Additional requirements related to SFAS No. 140 became effective beginning March 31, 2001. These additional requirements had no effect on the Company's consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement had no effect on the Company's consolidated financial position or results of operation.

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangibles" effective for fiscal years beginning January 1, 2002. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, such as core deposit intangibles, will be amortized over their useful lives. The Company anticipates no material impact on the Company's consolidated financial position or results of operation at the adoption of SFAS No. 142.

     In July 2001, the Securities and Exchange Commission ("SEC"), issued Staff Accounting Bulletin No. 102 ("SAB No. 102") "Selected Loan Loss Methodology and Documentation Issues." SAB No. 102 provides detailed guidance on the development, documentation and application of a systematic methodology in determining an allowance for loan losses. The additional documentation requirements will not have any effect on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to recognize material asset retirement obligations. The Company has not yet determined the impact of this statement on the Company's results of operation or financial condition.

(4)  SEGMENT INFORMATION

     The Company has two reportable segments, People's Savings Bank of Brockton (the "Bank") and People's Mortgage Corporation ("PMC"). The Bank segment attracts deposits from individuals, businesses and governments, and invests those funds in residential and commercial mortgages and consumer, commercial and construction loans. PMC originates 1-4 family residential loans primarily for sale in the secondary market.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains or losses.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

     The Company derives a significant portion of its revenues from interest income and interest expense is the most significant expense. The tables below reflect an intercompany interest charge of LIBOR plus 25 basis points for 2001 and the Bank's cost of funds for 2000. Management analyzes the segments based on pre-tax income and therefore the segments are reported below using pre-tax income for the six months ended June 30, 2001 and 2000. The Company does not allocate income taxes to the segments.

                                                                       Mortgage
                                                            Bank       Company       Total
                                                          --------     --------     --------
     JUNE 30, 2001
     Net interest income                                  $ 10,038     $  2,783     $ 12,821
     Other income (loss)                                    (1,269)       6,649        5,380
     Operating expense                                       8,345        6,139       14,484
                                                          --------     --------     --------
     Income before income taxes                           $    424     $  3,293     $  3,717
                                                          ========     ========     ========

     JUNE 30, 2000
     Net interest income, after credit for loan losses    $ 13,541     $  1,002     $ 14,543
     Other income                                              752        3,954        4,706
     Operating expense                                       6,839        5,569       12,408
                                                          --------     --------     --------
     Income (loss) before income taxes                    $  7,454     $   (613)    $  6,841
                                                          ========     ========     ========


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

OVERVIEW

Net income for the three months ended June 30, 2001 was $1.14 million or $0.35 per diluted share, compared to $2.40 million or $0.73 per diluted share for the corresponding period in 2000. Basic earnings per share was $0.35 for the three months ended June 30, 2001, compared to $0.74 for the same period in 2000. Income before income taxes for the three months ended June 30, 2001 was $1.83 million, compared with $3.52 million for the three months ended June 30, 2000. Return on average assets and return on average equity was 0.50% and 13.66%, respectively, for the three months ended June 30, 2001, compared to 0.90% and 23.66%, respectively for the same period in 2000.

Through the sale of securities, the Company continues to address regulatory issues and reduce exposure to higher risk earnings assets. The results of operations for the six months ended June 30, 2001 include before tax losses of $2.15 million on sales of approximately $284 million of securities and portfolio loans. There were no sales of securities or portfolio loans during the six months ended June 30, 2000. The net interest margin and income has decreased compared with the comparable period in 2000 due to the lower volume of securities, partially offset by an increase in loan income resulting from increased loan originations at People's Mortgage Corporation ("PMC"). The Company's net interest margin was 2.76% for the six months ended June 30, 2001, compared to 2.83% in the three months ended June 30, 2000.

FINANCIAL CONDITION

Total assets decreased $77.1 million or 7.69% to $926.3 million at June 30, 2001 from $1,003.4 million at December 31, 2000. This reflects a net decrease in securities available-for-sale of $251.7 million and a decrease in loans of $50.5 million, offset by an increase in short-term investments of $158.7 million and an increase of $73.1 million in loans held for sale.

Securities available for sale decreased $251.7 million to $236.4 million at June 30, 2001 from $488.1 million at December 31, 2000. This decrease was the result of the sales of $268.8 million of higher risk securities, which include approximately $25.5 million in corporate bonds and trust preferred securities, offset by an $18.4 million improvement in the unrealized losses on securities.

Loans decreased $50.5 million to $343.0 million at June 30, 2001 from $393.5 million at December 31, 2000. The decrease reflects the sale of $13.8 million in purchased second mortgages and increased loan amortization due to the low interest rate environment. The low mortgage interest rate environment has accelerated refinancing and home buying activity resulting in increased mortgage loan originations at PMC. This is reflected in the $73.1 million increase in loans held for sale to $113.6 million at June 30, 2001 from $40.5 million at December 31, 2000.

Proceeds from the sale of investments were used to fund the outflow of deposits and to pay off short-term borrowings. Deposits decreased $45.6 million or 7.29% to $579.0 million at June 30, 2001 from $624.6 million at December 31, 2000. This decrease is primarily a result of a reduction in higher cost municipal certificate products and retail certificate products, partially offset by an increase in core retail accounts. Short-term borrowings decreased $48.2 million.

Stockholders' equity was $33.2 million at June 30, 2001, as compared to $17.8 million at December 31, 2000. The increase in stockholders' equity is primarily due to a $12.9 million improvement in unrealized securities losses, net of taxes, and growth in retained earnings.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income decreased $910,000 and $1.7 million for the three and six months ended June 30, 2001, compared to the same period in 2000. This change reflects a decrease in average earning assets (primarily securities) and a lower net interest margin, partially offset by decreased deposits and borrowings. For the three and six months ended June 30, 2001 average earning assets decreased by $139.0 million and $94.2 million from the same periods of 2000. Net interest margin was 2.76% for the six months ended June 30, 2001, compared to

2.83% for the same period in 2000.

Interest and dividend income decreased to $16.8 million and $35.7 million for the three and six months ended June 30, 2001 from $20.4 million and $40.1 million for the comparable 2000 periods. The yield on average earning assets decreased to 7.50% and 7.66% for the three and six months ended June 30, 2001 from 7.89% and 7.79% for the three and six months ended June 30, 2000. Yields on loans increased to 8.30% and 8.33% for the three and six months ended June 30, 2001, compared to 8.14% and 8.02% for the 2000 periods. Yields on investments decreased to 7.13% and 7.27% for the three and six months ended June 30, 2001, compared to 7.73% and 7.64% for the comparable 2000 periods.

Interest expense was $10.3 million and $22.8 million for the three and six months ended June 30, 2001 compared to $13.0 million and $25.6 million for the same periods in 2000. Deposit interest expense increased $1.4 million and $753,000 for the three and six months, compared to the same periods in 2000. Interest expense on borrowings decreased $1.3 million and $2.0 million for the three and six months ended June 30, 2001 compared to the same periods in 2000.

During the first half of 2001, average Borrowed Funds were $311.5 million compared to $412.1 million during the comparable period in 2000. Average Borrowed Funds have decreased as the Company has paid down short-term borrowings. The average rate paid on Borrowed Funds was 5.99% and 6.11% for the three and six months ended June 30, 2001 compared to 5.92% and 5.84% for the same periods in 2000.

Interest expense on subordinated debentures increased over the 2000 three and six month periods due to the average balances increasing from $13.8 million to $23.8 million. The average rate paid on subordinated debentures was 10.80% and 10.85% for the three and six months ended June 30, 2001 compared to 10.03% and 10.04% for the same periods in 2000.

Interest expense on deposits decreased due to a decrease in the volume of average deposits to $552.6 million for the six months ended June 30, 2001, compared to $560.8 million for the same period in 2000. The average cost of deposits decreased to 4.06% and 4.42% for the three and six months ended June 30, 2001 from 4.72% and 4.60% for the same periods in 2000.

OTHER INCOME

Other income was $3.4 million and $5.4 million for the three and six months ended June 30, 2001, compared to $2.5 million and $4.7 million for the same periods in 2000. The increase reflects $2.0 million in realized losses on securities, offset by a $2.6 million increase in gains on loan sales for the six months ended June 30, 2001.

OPERATING EXPENSES

Total operating expenses were $8.0 million and $14.5 million for the three and six months ended June 30, 2001, compared to $6.4 million and $12.4 million for the same periods in 2000. These increases in operating expenses were primarily due to an increase in professional fees for legal and consulting services and an increase in other operating expenses directly related to the increased volume of loan originations at PMC.

Salaries and benefits expense increased $1.0 million for the three and six months ended June 30, 2001, compared to the same period in 2000. The increase in salaries and benefits for the three months reflects increased expenses at PMC, consistent with volume increases.

Professional fees increased $99,000 for the six months ended June 30, 2001, compared to the same period in

2000. This increase primarily reflects costs associated with shareholder and regulatory matters. Professional fees decreased $91,000 for the three months ended June 30, 2001 compared with the comparable June 2000 period. Other general and administrative expenses increased $527,000 and $817,000 for the three and six months ended June 30, 2001, compared to the same periods in 2000 due to expenses associated with the increased volume of loan originations at PMC.

The efficiency ratio for the Company for the three and six months ended June 30, 2001 was 68.84% and 66.96% as compared with a ratio of 59.89% and 61.10% for the same periods in 2000. The efficiency ratio for the Company, excluding PMC, was 78.66% and 71.90% for the three and six months ended June 30, 2001, as compared with a ratio of 45.41% and 44.13% for the same periods in 2000. The increased efficiency ratios reflect the decreased net interest margin and increased operating expenses.

PROVISION FOR INCOME TAXES

The Company recognized income tax expense of $696,000 and $1.4 million in the three and six months ended June 30, 2001, compared to income tax expense of $1.1 million and $2.2 million for the same periods in 2000. The effective tax rate for the three and six months ended June 30, 2001 was 38% and the effective tax rate was 32% for the corresponding period of 2000. The higher rate during the three and six months ended June 30, 2001 was the result of the elimination of certain subsidiaries formed to hold securities which were taxed at lower rates.

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

At June 30, 2001, the Company's allowance for loan losses totaled $4.2 million, or 0.90% of total loans and loans held for sale and 632% of non-performing loans, compared to $4.2 million, or 0.95% of total loans and loans held for sale and 1,121% of non-performing loans, at December 31, 2000, and compared to $4.1 million, or 1.01% of total loans and loans held for sale and 678% of non-performing loans, at June 30, 2000. Net charge-offs for the six months ended June 30, 2001 were $27,000, compared to net recoveries of $16,000 for the three months ended June 30, 2001 and $21,000 and $49,000 for the corresponding periods in 2000.

Non-performing assets, including loans of $657,000 and securities of $5.6 million, were $6.3 million or 0.68% of total assets at June 30, 2001. At December 31, 2000, non-performing assets were $1.4 million, or 0.14% of total assets, including loans of $373,000, OREO of $50,000 and securities of $992,000. At June 30, 2000, non-performing assets were $911,000 or 0.08% of total assets, including loans and OREO.

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

At June 30, 2001, the Company's capital exceeded all applicable regulatory requirements imposed by statute or regulations.

                                                   Amount                             Percent
                                     ---------------------------------   -----------------------------------
                                              Adequately      Well                 Adequately       Well
                                              Capitalized  Capitalized             Capitalized   Capitalized
                                     Actual    Minimums     Minimums     Actual     Minimums      Minimums
                                     -------  -----------  -----------   ------    -----------   ----------

People's Bancshares, Inc.
     Tier 1 leverage capital         $63,480    $37,596        n/a        6.75%       4.00%          n/a
     Tier 1 capital                   63,480     21,248        n/a       11.95%       4.00%          n/a
     Total capital                    75,239     42,495        n/a       14.16%       8.00%          n/a

People's Savings Bank of Brockton
     Tier 1 leverage capital         $69,315    $37,546    $46,932        7.39%       4.00%         5.00%
     Tier 1 capital                   69,315     22,456     33,684       13.09%       4.00%         6.00%
     Total capital                    73,470     44,912     56,140       13.88%       8.00%        10.00%


As discussed below under "OTHER INFORMATION" both the Company and People's Savings Bank of Brockton have agreed to maintain minimum Tier 1 leverage capital ratios greater than the "Adequately Capitalized Minimums" shown in the foregoing table.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of the Bank's asset/liability management process is to monitor and control the variation in repricing intervals between assets and liabilities. The Company quantifies and measures interest rate exposures using a model to dynamically simulate net-interest income under various interest rate scenarios over 12 month periods. Simulated scenarios include deliberately extreme interest rate, "shocks," and more gradual interest rate, "ramps". Key assumptions in these simulation analyses relate to behavior of interest rates and spreads, the growth or shrinkage of product balances and the behavior of the Company's deposit and loan customers. The most material assumption relates to the prepayment of mortgage assets (including mortgage loans and securities). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly. Complicating management's efforts to measure interest rate risk is the uncertainty of the maturity, repricing and/or runoff of some of the Company's assets and liabilities.

The Board's limits on interest rate risk specify that if interest rates rise or fall by 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10% and for the next 12 months should decline by less than 20%. Based upon the Bank's current methodology, the Company was in compliance with this limit at June 30, 2001.

                     200 Basis Point    200 Basis Point
                       Increase            Decrease
                     ---------------    ---------------

Year 1                    2.80             (8.10)%
Year 2                   17.82            (17.85)%

The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring the interest rate sensitivity gap. The following table, referred to as the "Gap Table," sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2001, that are expected to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on net interest income because actual repricing dates of various assets and liabilities are subject to customer discretion, competitive and other pressures. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayments. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the primary factors affecting prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. In addition, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in this table are $137 million of callable securities at fair value, classified according to their maturity dates, which are within the over five years category. Also, included in this table are $264 million of callable borrowings, classified according to their maturity dates, which are within the over five years category. Of such borrowings, $78 million is callable within one year and at various times thereafter. There can be no assurances that these borrowings will not be called in the future, particularly in a rising interest rate environment.

Interest Rate Sensitivity Analysis


(Dollars in thousands)                                           At  June 30, 2001
                                  ---------------------------------------------------------------------------------------
                                   One Year      1-2          2-3          3-4          4-5        Over 5
                                   or Less      Years        Years        Years        Years        Years         Total
                                  ---------    --------    ---------    ---------    ---------    ---------     ---------

INTEREST SENSITIVE ASSETS:
Fed Funds Sold                    $ 158,700    $     --    $      --    $      --    $      --    $      --     $ 158,700
  Average interest rate                3.75%                                                                         3.75%
Securities                           52,005      11,315        9,920        8,917        8,008      166,129       256,294
  Average interest rate                6.31%       6.19%        6.17%        6.17%        6.17%        7.43%         7.01%
Adjustable-rate loans               221,670      49,395       34,483       13,632        3,590        1,104       323,874
  Average interest rate                7.68%       7.30%        7.59%        8.53%        8.93%        6.54%         7.57%
Fixed-rate loans                     31,176      23,094       16,926       12,069       10,209       43,401       136,875
  Average interest rate                8.08%       8.19%        8.05%        7.94%        7.92%        7.46%         7.87%
                                  ---------    --------    ---------    ---------    ---------    ---------     ---------
 Total                              463,551      83,804       61,329       34,618       21,807      210,634       875,743
                                  =========    ========    =========    =========    =========    =========     =========

INTEREST SENSITIVE LIABILITIES:
NOW                                      --          --           --           --           --       56,146        56,146
  Average interest rate                                                                                 .50%          .50%
Savings                                  --          --           --           --           --      103,136       103,136
  Average interest rate                                                                                2.20%         2.20%
Money market                         93,302          --           --           --           --           --        93,302
  Average interest rate                3.67%                                                                         3.67%
Term deposits                       239,364      31,768        7,408        1,681        1,322          724       282,267
  Average interest rate                4.69%       5.76%        5.85%        5.75%        6.26%        5.85%         4.85%
Borrowed funds                          886          --           --       18,000           --      263,500       282,386
  Average interest rate                2.75%                                 5.89%                     5.92%         5.91%
Subordinated debentures                  --          --           --           --           --       23,800        23,800
  Average interest rate                  --          --           --           --           --        10.72%        10.72%
                                  ---------    --------    ---------    ---------    ---------    ---------     ---------
Total                             $333,552$      31,768    $   7,408       19,681        1,322      447,306       841,037
                                  =========    ========    =========    =========    =========    =========     =========

Interest rate sensitivity
   gap                            $ 129,999    $ 52,036    $  53,921    $  14,937    $  20,485    $(236,672)    $  34,706
Cumulative interest rate
   sensitivity gap                  129,999     182,035      235,956      250,893      271,378       34,706


PART II

ITEM 4. SUBMISSION OF MATTERS IN A VOTE OF SECURITY HOLDERS

On June 12, 2001 the Company held its annual meeting of stockholders. At this meeting the stockholders of the Company elected B. Benjamin Cavallo, Terrence
A. Gomes and Stanley D. Siskind as the Class III Directors of the Company, to serve for a term expiring at the 2004 annual meeting of stockholders and until their successors are duly elected and qualified. The other directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows: Frederick W. Adami III, Richard D. Mathews, Davis H. Scudder, Richard S. Strancznski, John R. Eaton, Dr. Loring C. Johnson and Scott W. Ramsey. The following sets forth the votes case in connection with these elections:

                                  For           Against     Withheld
                                  ---           ------      --------

B. Benjamin Cavallo            2,687,020          --         346,850
Terrence A. Gomes              2,749,476          --         284,394
Stanley D. Siskind             2,752,426          --         281,444

See also OTHER INFORMATION below regarding the Smyth Group.

ITEM 5. OTHER INFORMATION

The Company suspended its common stock dividend in the first quarter of 2001 and terminated its stock repurchase program in the third quarter of 2000. These actions are intended to accelerate capital growth and maintain compliance with targeted regulatory capital levels.

On December 5, 2000, the Company entered into a formal agreement with the Federal Reserve Bank of Boston (the "Reserve Bank") pursuant to which the Company has agreed, among other matters, to obtain written approval from the Reserve Bank and the Director of the Division of Banking Supervision and

Regulation of the Board of Governors (the "Director") prior to declaring or paying any dividends or making any distributions of interest, principal, or other sums on its subordinated debentures. The Company is also required to maintain a minimum consolidated Tier 1 leverage capital ratio of not less than 5%. At June 30, 2001, the Company's consolidated Tier 1 leverage capital ratio was 6.75%. This agreement also requires the Company receive written approval from the Reserve Bank to increase borrowings or renew any existing debt. Although there are no assurances that the Company will receive regulatory approval in the future, the Company has received the necessary approvals to make all scheduled payments on the subordinated debt since the Company entered into the agreement.

On June 27, 2000, the Bank entered into an informal agreement with its regulators, the FDIC and the Massachusetts Commissioner of Banks, pursuant to which the Bank has agreed, among other matters, to develop plans to reduce over time the level of its investment in trust preferred securities to less than 100% of its Tier 1 leverage capital. In addition, the Bank has agreed to achieve and subsequently maintain a Tier 1 leverage capital ratio of not less than 6.5% of total assets. At June 30, 2001, the Bank's Tier 1 leverage capital ratio was 7.39%. Additional provisions of this agreement require the Bank to assess the Bank's management and staffing needs, develop revised strategic and capital plans, improve the quality of the investment portfolio and investment administration, improve liquidity and the management thereof, develop a plan for reducing interest rate risk exposure and address other operational issues. All required plans have been submitted as of June 30, 2001.

Management continues to evaluate a number of initiatives to improve and maintain the financial soundness of the Company and the Bank. The Company continues to restructure its consolidated balance sheet to reduce interest rate risk while improving liquidity and balance sheet fundamentals. These actions will enhance the mix of earning assets and liabilities through the divestiture of higher risk earning assets while reducing dependence on higher cost volatile liabilities and improving asset quality.

On April 19, 2001 the Company and a group of its stockholders led by Vincent A. Smyth (the "Smyth Group") entered into an agreement, which resolved various issues arising out of a proxy contest commenced earlier by the Smyth Group. The Smyth Group had sought to elect three representatives to the Company's Board of Directors at the Company's upcoming Annual Meeting of Stockholders, held on June 12, 2001 (the "Annual Meeting"). The agreement terminated the proxy contest and provided that, immediately following its Annual Meeting, the Company would increase the size of its Board of Directors from 10 to 13 members. The agreement further provided that, subject to the receipt of required nonobjection letters from bank regulators, the Company would add Mr. Smyth and two individuals designated by Mr. Smyth to its Board of Directors and to the Board of the Company's principal subsidiary, People's Savings Bank of Brockton. The two additional directors designated by Mr. Smyth were Thomas F. Gillen and William
G. Foster, Jr. All such nonobjection letters were received as of August 10, 2001. In addition, pursuant to the terms of the agreement, the Smyth Group voted for the nominees for director recommended by the Company's Board of Directors.

During the quarter ended March 31, 2001, the Company announced that it had retained the firm of Fox-Pitt, Kelton Inc. to provide financial advisory services relating to strategic alternatives available to the Company as well as general investment banking services. In April 2001, the Board of Directors determined to reactivate its Merger and Acquisition Committee (the "Committee") to act as liaison between Fox-Pitt, Kelton Inc. and the full Board of Directors in any matters involving possible strategic partnerships with other companies. The Committee consists of Directors Richard D. Matthews, Scott W. Ramsay and Stanley D. Siskind. In addition, Thomas F. Gillen, representing the Smyth Group, has been and will continue to be invited to attend all meetings of the Committee prior to Mr. Gillen's election to the Company's Board of Directors. Subject to the Company's receipt of a letter of nonobjection from the Board of Governors of the Federal Reserve System, and subsequent to the Company's Annual Meeting of Stockholders, Mr. Gillen will become a member of the Committee.

People's maintains twelve banking locations in Southeastern Massachusetts and 12 loan production offices in Massachusetts, Connecticut, Maryland and Virginia. The Company trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.

                           PART II - OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
-----

 (a)      Exhibits

          Not applicable.

 (b)      Reports on Form 8-K

          As Form 8-K dated June 12, 2001 was filed with the Securities and Exchange Commission to report under Item 5 of such report the information presented to investors and analysts in the Company's press release dated June 12, 2001 and to report the text of the power point resentation given at the People's Bancshares, Inc. Annual Meeting of Shareholders on June 12, 2001.

          A Form 8-K dated July 2, 2001 was filed with Securities and Exchange Commission to report under Item 4 of such report the change in the Company's accountants from Wolf & Company, P.C. to Arthur Andersen LLP and to report under the Item 7 of such report the letters filed by Wolf & Company, P.C. with the Securities and Exchange Commission, dated July 1, 2001, regarding the same.

          A Form 8-K/A dated July 19, 2001 was filed with the Securities and Exchange Commission to amend Item 4 and Item 7 of the Form 8-K dated July 2, 2001 to clarify that Wolf & Company, P.C. had been dismissed by the Company as the Company's certifying accountants and to include the letters filed by Wolf & Company, P.C. with the Securities and Exchange Commission, dated July 1, 2001 and July 18, 2001, regarding the same.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PEOPLE'S BANCSHARES, INC.


            8/14/2001                     By: /s/ Richard S. Straczynski
            --------------------              ---------------------------------
            Date                              Richard S. Straczynski
                                              President and Chief Executive
                                              Officer



            8/14/2001                     By: /s/ James K. Hunt
            --------------------              ----------------------------------
            Date                              James K. Hunt
                                              Executive Vice President/Finance &
                                              Administration and Chief Financial
                                              Officer