Form 10-Q
period 2001-09-30
PEOPLES BANCSHARES INC
filed 2001-11-14
CIK 77371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For The Quarterly Period Ended September 30, 2001 or

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

The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of September 30, 2001 was 3,252,250.

                            PEOPLE'S BANCSHARES, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                              --------------------

                                TABLE OF CONTENTS

Facing Page                                                                                               1

Table of Contents                                                                                         2

PART I.      FINANCIAL INFORMATION (*)

             Item 1.       Financial Statements:
                           Consolidated Balance Sheets                                                    3
                           Consolidated Statements of Income                                              4
                           Consolidated Statements of Changes in Stockholders' Equity                     5
                           Consolidated Statements of Cash Flows                                          6
                           Notes to Unaudited Consolidated Financial Statements                           7

             Item 2.       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                                        11

             Item 3.       Quantitative and Qualitative Disclosures about Market Risk                     17


PART II      OTHER INFORMATION

             Item 5.       Other Information                                                              19

             Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES                                                                                                20

EXHIBITS                                                                                                  21

(*) The financial information at December 31, 2000 has been derived from the audited financial statements at that date and should be read in conjunction therewith. All other financial statements are unaudited.


                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              September 30,         December 31,
                                                                                                  2001                  2000
                                                                                              -------------         ------------
                                      ASSETS
Cash and due from banks                                                                          $ 15,659            $   16,406
Short-term investments                                                                            170,100                  --
                                                                                                 --------            ----------
   Total cash and cash equivalents                                                                185,759                16,406
Securities available for sale                                                                     253,412               488,128
Restricted equity securities, at cost                                                              19,869                19,869
Loans held for sale                                                                               100,726                40,546
Loans, net of allowance for loans losses of $4,074 in 2001
   and $4,182 in 2000                                                                             334,803               393,451
Other real estate owned, net                                                                          210                    50
Banking premises and equipment, net                                                                16,751                17,705
Accrued interest receivable                                                                         6,246                 7,402
Intangible assets                                                                                   1,277                 1,368
Deferred tax asset                                                                                  6,982                14,813
Other assets                                                                                        2,457                 3,697
                                                                                                 --------            ----------
         Total assets                                                                            $928,492            $1,003,435
                                                                                                 ========            ==========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                         $576,220            $  624,561
Short-term borrowings                                                                                 941                49,110
Securities sold under agreement to repurchase                                                      83,500                83,500
Other long-term debt                                                                              198,000               198,000
Mortgagors' escrow accounts                                                                         1,225                   984
Accrued expenses and other liabilities                                                              6,799                 5,723
Subordinated debentures                                                                            23,800                23,800
                                                                                                 --------            ----------
   Total liabilities                                                                              890,485               985,678
                                                                                                 --------            ----------

Stockholders' equity:
   Serial preferred stock - par value $0.10 per share; authorized
      10,000,000 shares, none issued                                                                 --                    --
   Common stock - par value $0.10 per share; authorized 20,000,000
      shares, issued 3,725,250 and 3,696,734 shares                                                   373                   370
   Additional paid-in capital                                                                      24,113                23,853
   Retained earnings                                                                               33,359                30,165
   Treasury stock, at cost - 473,000 shares                                                        (8,364)               (8,364)
   Accumulated other comprehensive loss                                                           (11,474)              (28,267)
                                                                                                 --------            ----------
         Total stockholders' equity                                                                38,007                17,757
                                                                                                 --------            ----------

         Total liabilities and stockholders' equity                                              $928,492            $1,003,435
                                                                                                 ========            ==========

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30,                       September 30,
                                                                        -------------------------         -------------------------
                                                                            2001           2000              2001            2000
                                                                         --------        --------          --------        --------
Interest and dividend income:
   Interest and fees on loans                                            $  8,889        $  9,268          $ 28,099        $ 26,714
   Interest and dividends on securities                                     4,847          11,619            20,396          34,098
   Interest on short-term investments                                       1,667              30             2,561             204
                                                                         --------        --------          --------        --------
      Total interest and dividend income                                   15,403          20,917            51,056          61,016
                                                                         --------        --------          --------        --------
Interest expense:
   Deposits                                                                 4,606           7,368            16,711          20,226
   Short-term borrowings                                                        5           1,128                22           3,550
   Long-term debt and subordinated debentures                               4,897           5,059            15,607          15,335
                                                                         --------        --------          --------        --------
      Total interest expense                                                9,508          13,555            32,340          39,111
                                                                         --------        --------          --------        --------
Net interest income                                                         5,895           7,362            18,716          21,905

Other income:
   Customer service fees                                                      347             323             1,051             959
   Losses on sales of securities available for sale, net                     (583)           --              (2,586)           --
   Gain on sales of loans, net                                              3,809           2,409            10,314           6,362
   Miscellaneous                                                               38              49               216             166
                                                                         --------        --------          --------        --------
      Total other income                                                    3,611           2,781             8,995           7,487
                                                                         --------        --------          --------        --------

Operating expenses:
   Salaries and employee benefits                                           4,468           3,426            12,425          10,381
   Occupancy and equipment                                                    898             898             2,782           2,818
   Data processing                                                            477             341             1,330           1,016
   Professional fees                                                          462             466             1,194           1,099
   Other real estate owned, net                                               100               2               103             (12)
   Other general and administrative                                         1,649           1,342             4,707           3,581
                                                                         --------        --------          --------        --------
      Total operating expenses                                              8,054           6,475            22,541          18,883
                                                                         --------        --------          --------        --------

Income before income taxes                                                  1,452           3,668             5,170          10,509
Provision for income taxes                                                    562           1,191             1,976           3,411
                                                                         --------        --------          --------        --------
Net income                                                               $    890        $  2,477          $  3,194        $  7,098
                                                                         ========        ========          ========        ========

Net income per share:
   Diluted earnings per share                                            $   0.27        $   0.76          $   0.98        $   2.16
   Basic earnings per share                                                  0.27            0.77              0.98            2.19
Weighted average shares outstanding -
   assuming dilution for stock options                                      3,278           3,270             3,275           3,293
Weighted average shares outstanding                                         3,252           3,222             3,247           3,245

See accompanying notes to unaudited consolidated financial statements.

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                           Accumulated
                                                                 Additional                                  Other
                                                     Common       Paid-in       Retained     Treasury     Comprehensive
                                                      Stock       Capital       Earnings       Stock          Loss           Total
                                                   ----------    ----------     --------     ---------    -------------     --------

Balance at December 31, 2000                        $    370      $ 23,853      $ 30,165      $ (8,364)      $(28,267)      $ 17,757

Comprehensive income:
Net income                                              --            --           3,194          --             --            3,194
Change in net unrealized gain/loss
  on securities available for sale,
  net of tax                                            --            --            --            --           16,793         16,793
Exercise of stock options                                  3           260          --            --             --              263
                                                    --------      --------      --------      --------       --------       --------

Balance at September 30, 2001                       $    373      $ 24,113      $ 33,359      $ (8,364)      $(11,474)      $ 38,007
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

                   PEOPLE'S BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                        --------------------------
                                                                                                          2001              2000
                                                                                                        --------         ---------
Cash flows from operating activities:
   Net income                                                                                           $  3,194         $   7,098
   Adjustments to reconcile net income to net cash used by
     operating activities:
   Depreciation and amortization                                                                           1,430             1,422
   Net accretion on securities and purchased loans                                                        (2,221)           (6,022)
   Losses on sales of securities available for sale, net                                                   2,586              --
   Losses on sales of portfolio loans                                                                        143              --
   Losses (gains) on other real estate owned                                                                 103               (12)
   Net change in:
     Loans held for sale                                                                                 (60,180)          (16,896)
     Other assets, net of other liabilities                                                                3,343            (1,469)
                                                                                                        --------         ---------
         Net cash used by operating activities                                                           (51,602)          (15,879)
                                                                                                        --------         ---------

Cash flows from investing activities:
  Activity in securities available for sale:
      Purchases                                                                                          (60,271)           (9,849)
      Sales                                                                                              277,502              --
      Maturities, prepayments and calls                                                                    7,017             5,841
      Amortization of mortgage-backed securities                                                          35,466             4,085
    Activity in securities held to maturity:
       Purchase                                                                                             --             (31,544)
       Maturities, prepayments and calls                                                                    --              15,774
       Amortization of mortgage-backed securities                                                           --              23,042
    Redemption of restricted equity securities                                                              --               1,832
    Loan (originations and purchases), net of amortization, payoffs, and sales                            57,800            15,772
    Proceeds from sales of other real estate owned                                                            88               297
    Additions to banking premises and equipment                                                             (641)           (1,661)
                                                                                                        --------         ---------
          Net cash provided by investing activities                                                      316,961            23,589
                                                                                                        --------         ---------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                                                  (48,341)           58,791
    Net (decrease) increase in short-term borrowings                                                     (48,169)            4,757
    Proceeds from issuance of borrowings with maturities in excess of three months                          --             135,000
    Repayment of borrowings with maturities in excess of three months                                       --            (204,700)
    Increase (decrease) in mortgagors' escrow accounts                                                       241                25
    Proceeds from exercise of stock options                                                                  263                58
    Proceeds from issuance of subordinated debentures                                                       --               9,638
    Payment to acquire treasury stock                                                                       --              (2,095)
    Cash dividends                                                                                          --              (2,042)
                                                                                                        --------         ---------
       Net cash used by financing activities                                                             (96,006)             (568)
                                                                                                        --------         ---------
Net change in cash and cash equivalents                                                                  169,353             7,142
Cash and cash equivalents at beginning of period                                                          16,406            11,875
                                                                                                        --------         ---------
Cash and cash equivalents at end of period                                                              $185,759         $  19,017
                                                                                                        ========         =========

Supplementary information:
   Interest paid                                                                                        $ 33,063         $  38,907
   Income taxes paid                                                                                       2,642             4,017
   Transfer from loans and fixed assets to other real estate owned, net                                      348                50


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

(2)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares issuable from the exercise of stock options calculated using the treasury stock method. The Company has 144,900 stock options outstanding that were excluded from the calculation of diluted earnings per share since they were anti-dilutive.

(3)  COMPREHENSIVE INCOME/LOSS

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss.

     The components of other comprehensive income (loss) are as follows:

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                           2001             2000
                                                                        ---------          ------
     Net income                                                          $  3,194          $7,098
     Change in net unrealized gain (loss) on securities
       available-for-sale                                                  27,085            (390)
     Tax effect                                                           (10,292)            125
                                                                        ---------          ------
         Net of tax amount                                                 16,793            (265)
                                                                        ---------          ------
     Total comprehensive income                                          $ 19,987          $6,833
                                                                        =========          ======



(4)  ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. This statement had no effect on the Company's consolidated financial position or results of operation.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles" effective for fiscal years beginning January 1, 2002. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, such as core deposit intangibles, will be amortized over their useful lives. The Company anticipates no material impact on the Company's consolidated financial position or results of operation upon the adoption of SFAS No. 142.

     In July 2001, the Securities and Exchange Commission ("SEC"), issued Staff Accounting Bulletin No. 102 ("SAB No. 102"), "Selected Loan Loss Methodology and Documentation Issues." SAB No. 102 provides detailed guidance on the development, documentation and application of a systematic methodology in determining an allowance for loan losses. The additional documentation requirements will not have any effect on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to recognize material asset retirement obligations. The Company has not yet determined the impact of this statement on the Company's results of operation or financial condition.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less the cost to sell and broadens the reporting of discontinued operations. This statement had no effect on the Company's consolidated financial position or results of operations.


(5)  SEGMENT INFORMATION

     The Company has two reportable segments, the Bank and People's Mortgage Corporation ("PMC"). The Bank segment attracts deposits from individuals, businesses and governments, and invests those funds in residential and commercial mortgages and consumer, commercial and construction loans. PMC originates 1-4 family residential loans primarily for sale in the secondary market.

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

     The Company derives a significant portion of its revenues from interest income and interest expense is the most significant expense. Management analyzes the segments based on pre-tax income and therefore the segments are reported below using pre-tax income for the nine months ended September 30, 2001 and 2000. The Company does not allocate income taxes to the segments.

     The parent company operations are combined with the Bank. Its sources of income are dividends from subsidiaries and interest on short-term investments. Its expenses include interest on $23.8 million outstanding capital trust securities and direct expenses including professional fees and other operating costs.

                                                                       BANK                PMC               TOTAL
                                                                     -------             -------             -------
      SEPTEMBER 30, 2001
      Net interest income                                           $14,307             $ 4,409             $18,716
      Other income (loss)                                            (1,465)             10,460               8,995
      Operating expense                                              12,838               9,703              22,541
                                                                    -------             -------             -------
      Income before income taxes                                    $     4             $ 5,166             $ 5,170
                                                                    =======             =======             =======

      SEPTEMBER 30, 2000
      Net interest income, after credit for loan losses             $20,126             $ 1,779             $21,905
      Other income                                                    1,123               6,364               7,487
      Operating expense                                              10,620               8,263              18,883
                                                                    -------             -------             -------
      Income (loss) before income taxes                             $10,629             $  (120)            $10,509
                                                                     =======             =======             =======


(6)  MERGER AGREEMENT

     As previously announced on October 1, 2001, the Company and FirstFed America Bancorp, Inc. entered into a definitive merger agreement whereby FirstFed will acquire People's Bancshares, Inc. for approximately $72 million in cash and stock subject to receipt of regulatory and shareholder approvals and satisfaction of other conditions. The merger is expected to be completed in the first quarter of 2002. Upon consummation of the merger, former shareholders of People's will own approximately 23% of FirstFed's outstanding shares and one member of People's Board of Directors will be added to the Board of Directors of FirstFed and First Federal Savings Bank of America.

     Under the terms of the merger agreement, People's stockholders can elect to receive either 1.2644 shares of FirstFed common stock (and cash in lieu of any fractional share) or $22.00 in cash for each share of People's common stock they own. The elections of People's stockholders will be subject to the requirement that 55% of People's shares be exchanged for cash and 45% be exchanged for FirstFed common stock.

     People's can terminate the merger agreement should FirstFed common stock decline in value by more than certain percentages during a specified measurement period, provided that FirstFed can require People's to proceed with the transaction by increasing the exchange ratio to a specified level. Should the value of FirstFed common stock increase by more than 20%, the value of FirstFed shares to be exchanged for each People's share would be capped at $26.40.

     The merger is subject to certain conditions, including without limitation the approval of the stockholders and regulators of both companies, absence of injunctions, and receipt of third party consents. Among other conditions, FIRSTFED will not be required to consummate the merger if the fair market value of the Company's and its subsidiaries' portfolio of trust preferred securities, subordinated debt securities, corporate debt securities and zero coupon debt instruments (including proceeds from sales of such securities), as of a date within ten days prior to the effective date of the merger, has declined by greater than 7% from its value on August 31, 2001. The value of such portfolio as of September 30, 2001 had increased in value by 4.25% from its value on August 31, 2001.

     On October 16, 2001, as required under the Merger Agreement, for transactions other than in ordinary course of business, People's requested and FirstFed consented to a program allowing People's Savings Bank to accelerate the sale of trust preferred securities in excess of its $7 million quarterly commitment to bank regulators. The program, which was also approved by People's Executive Committee, contemplates the sale of approximately $60 to $70 million of trust preferred securities and the remaining $21 million of zero coupon bonds held by People's Savings Bank at September 30, 2001. Realized losses from this program are projected to approximate $6 million to $7 million and will reduce concentrations of trust preferred securities from $111 million at September 30, 2001 to between $40 million and $50 million, or less than 75% of People's Savings resulting Tier 1 leverage capital as of that date. Upon completion of the program, assuming the realization of up to $7 million in losses, the resulting consolidated Tier 1 leverage capital ratio of the Company will approximate 6.3% and the Tier 1 leverage capital ratio of People's Savings Bank will approximate 7.1%, thereby maintaining Tier 1 leverage ratios well in excess of levels required under the various regulatory agreements.

     Through November 8, 2001, the $21 million of zero coupon agency bonds held by People's Savings Bank have been sold along with approximately $49.6 million of trust preferred securities at an aggregate loss of $4.3 million. The total concentration in trust preferred securities has been reduced to $61.6 million or an estimated 91% of Tier 1 capital as of September 30, 2001, adjusted to reflect realized securities losses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     PRELIMINARY NOTE IN REGARD TO FORWARD-LOOKING STATEMENTS

     This quarterly report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "intends," "will," "plans," "expects," "estimate," "assume," "should," and similar expressions which predict or indicate future events and trends and which do not relate to historical matters are intended to identify forward-looking statements. In addition, information concerning specific future business developments discussed herein are forward looking statements. This quarterly report also includes forward-looking statements about the consummation, anticipated timing, impact of and the actual exchange ratio of the pending merger with FIRSTFED America Bancorp, Inc. Forward-looking statements should not be relied on, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These expressed or implied important risks, uncertainties and other factors may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

     CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report or presented elsewhere by management from time to time. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, possible changes in the loan loss provision, the timing and proceeds from the sale of certain securities, (including the potential deterioration in value of investment securities as discussed in Item 5 below) accounting matters and possible changes related to regulatory matters, new accounting pronouncements, changing regulatory requirements and new tax or other state and national legislation. In addition, the closing of the pending merger with FIRSTFED America Bancorp, Inc. is subject to the satisfaction or waiver of conditions that may not be satisfied or waived. These forward-looking statements were based upon information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

     The following analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and accompanying notes of the Company presented in its Annual Report for the year ended December 31, 2000.

     OVERVIEW

     Net income for the three months ended September 30, 2001 was $890 thousand or $0.27 per diluted share, compared to $2.3 million or $0.76 per diluted share for the corresponding period in 2000. Basic earnings per share was $0.27 for the three months ended September 30, 2001, compared to $0.77 for the same period in 2000. Income before income taxes for the three months ended September 30, 2001 was $1.5 million, compared with $3.4 million for the three months ended September 30, 2000. Return on average assets and return on average equity was 0.38% and 9.83%, respectively, for the three months ended September 30, 2001, compared to 0.91% and 23.18%, respectively for the same period in 2000.

     Through the sale of securities, the Company continues to address regulatory issues and reduce exposure to higher risk earnings assets. The results of operations for the nine months ended September 30, 2001 include before tax losses of $2.6 million on sales of approximately $294 million of securities and portfolio loans. There were no sales of securities or portfolio loans during the nine months ended September 30, 2000. The net interest margin and income has decreased compared with the comparable period in 2000 due to the lower volume of securities and lower yields on short-term investments, partially offset by an increase in loan income resulting from increased loan originations at People's Mortgage Corporation ("PMC"). The Company's net interest margin was 2.71% for the nine months ended September 30, 2001, compared to 2.83% in the nine months ended September 30, 2000.

     FINANCIAL CONDITION

     Total assets decreased $74.9 million or 7.47% to $928.5 million at September 30, 2001 from $1,003.4 million at December 31, 2000. This reflects a net decrease in securities available-for-sale of $234.7 million and a decrease in loans of $58.8 million, offset by an increase in short-term investments of $170.1 million and an increase of $60.2 million in loans held for sale.

     Securities available for sale decreased $234.7 million to $253.4 million at September 30, 2001 from $488.1 million at December 31, 2000. This decrease was the result of sales of $294 million of higher risk securities, which include approximately $34.9 million in corporate bonds and trust preferred securities, offset by an $24.7 million improvement in unrealized losses on securities.

     Loans decreased $58.8 million to $334.8 million at September 30, 2001 from $393.5 million at December 31, 2000. The decrease reflects the sale of $13.8 million in purchased second mortgages and increased loan amortization due to the low interest rate environment. The low mortgage interest rate environment has accelerated refinancing and home buying activity resulting in increased mortgage loan originations at PMC. This is reflected in the $60.2 million increase in loans held for sale to $100.7 million at September 30, 2001 from $40.5 million at December 31, 2000.

     Proceeds from the sale of investments were used to fund the outflow of deposits, pay off short-term borrowings, increase short-term investments and fund the growth in loans held for sale. Deposits decreased $48.3 million or 7.74% to $576.2 million at September 30, 2001 from $624.6 million at December 31, 2000. This decrease is primarily a result of a reduction in higher cost municipal certificate products and retail certificate products, partially offset by an increase in core retail accounts. Short-term borrowings decreased $48.2 million.

     Stockholders' equity was $38.0 million at September 30, 2001, as compared to $17.8 million at December 31, 2000. The increase in stockholders' equity is primarily due to a $16.8 million improvement in unrealized securities losses, net of taxes, and growth in retained earnings.

     RESULTS OF OPERATIONS


     NET INTEREST INCOME

     Net interest income decreased $1.4 million and $3.9 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000. This change reflects a decrease in average earning assets (primarily securities) and a lower net interest margin resulting from lower available yields, partially offset by decreased deposits and borrowings. For the three and nine months ended September 30, 2001 average earning assets decreased by $150.8 million and $113.1 million from the same periods of 2000. Net interest margin was 2.71% for the nine months ended September 30, 2001, compared to 2.83% for the same period in 2000.

     Interest and dividend income decreased to $15.4 million and $51.1 million for the three and nine months ended September 30, 2001 from $20.9 million and $61.0 million for the comparable 2000 periods. The yield on average earning assets decreased to 6.85% and 7.40% for the three and nine months ended September 30, 2001 from 7.96% and 7.88% for the three and nine months ended September 30, 2000. Yields on loans was 8.20% and 8.29% for the three and nine months ended September 30, 2001, compared to 8.24% and 8.13% for the 2000 periods. Yields on investments decreased to 7.04% and 7.20% for the three and nine months ended September 30, 2001, compared to 7.75% and 7.70% for the comparable 2000 periods.

     Interest expense was $9.5 million and $32.3 million for the three and nine months ended September 30, 2001 compared to $13.6 million and $39.1 million for the same periods in 2000. Deposit interest expense decreased $2.8 million and $6.8 million for the three and nine months, compared to the same periods in 2000. Interest expense on borrowings decreased $1.4 million and $3.9 million for the three and nine months ended September 30, 2001 compared to the same periods in 2000.

     During the first nine months of 2001, average Borrowed Funds were $325.6 million compared to $417.4 million during the comparable period in 2000. Average Borrowed Funds have decreased as the Company has paid down short-term borrowings. The average rate paid on Borrowed Funds was 5.99% and 5.63% for the three and nine months ended September 30, 2001 compared to 5.89% and 5.65% for the same periods in 2000.

     Interest expense on subordinated debentures increased over the three and nine month periods of 2000 due to the average balances increasing from $13.8 million to $23.8 million. The average rate paid on subordinated debentures was 10.69% and 10.80% for the three and nine months ended September 30, 2001 compared to 10.49% and 10.28% for the same periods in 2000.

     Interest expense on deposits decreased due to a more favorable mix and a decrease in the volume of average deposits to $544.9 million for the nine months ended September 30, 2001, from the $572.3 million for the same period in 2000. The average cost of deposits decreased to 3.45% and 4.10% for the three and nine months ended September 30, 2001 from 4.91% and 4.72% for the same periods in 2000.

     OTHER INCOME

     Other income was $3.6 million and $9.0 million for the three and nine months ended September 30, 2001, compared to $2.8 million and $7.5 million for the same periods in 2000. The increase reflects $2.6 million in realized losses on securities, offset by a $4.0 million increase in gains on loan sales for the nine months ended September 30, 2001.

     OPERATING EXPENSES

     Total operating expenses were $8.1 million and $22.5 million for the three and nine months ended September 30, 2001, compared to $6.5 million and $18.9 million for the same periods in 2000. These increases in operating expenses were primarily due to an increase in professional fees for legal and consulting services and an increase in other operating expenses directly related to the increased volume of loan originations at PMC and an increase in deposit insurance.

     Salaries and benefits expense increased $1.0 million and $2.0 million for the three and nine months ended September 30, 2001, compared to the same period in 2000 reflecting increased expenses at PMC, consistent with volume increases.

     Professional fees increased $95,000 for the nine months ended September 30, 2001 compared to the same period in 2000. This increase primarily reflects costs associated with shareholder and regulatory matters. Professional fees decreased $4,000 for the three months ended September 30, 2001 compared with the comparable September 2000 period. Other general and administrative expenses increased $307,000 and $1.1 million for the three and nine months ended September 30, 2001, compared to the same periods in 2000 due to expenses associated with the increased volume of loan originations at PMC and an increase in deposit insurance expense.

     The efficiency ratio for the Company for the three and nine months ended September 30, 2001 was 74.11% and 69.33% as compared with a ratio of 57.34% and 59.79% for the same periods in 2000. The efficiency ratio for the Company, excluding PMC, was 87.82% and 76.69% for the three and nine months ended June 30, 2001, as compared with a ratio of 45.83% and 44.70% for the same periods in 2000. The increased efficiency ratios reflect the decreased net interest margin and increased operating expenses.

     PROVISION FOR INCOME TAXES

     The Company recognized income tax expense of $562,000 and $2.0 million in the three and nine months ended September 30, 2001, compared to income tax expense of $1.2 million and $3.4 million for the same periods in 2000. The effective tax rate for the three and nine months ended September 30, 2001 was 38% and the effective tax rate was 32% for the corresponding period of 2000. The higher rate during the three and six months ended September 30, 2001 was the result of the elimination of certain subsidiaries formed to hold securities which were taxed at lower rates.

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

     At September 30, 2001, the Company's allowance for loan losses totaled $4.1 million, or 0.93% of total loans and loans held for sale and 428% of non-performing loans, compared to $4.2 million, or 0.95% of total loans and loans held for sale and 1,121% of non-performing loans, at December 31, 2000, and compared to $4.2 million, or 0.94% of total loans and loans held for sale and 1,180% of non-performing loans, at September 30, 2000. Net charge-offs for the nine months ended September 30, 2001 were $108,000, compared to net recoveries of $8,000 and $58,000 for the corresponding periods in 2000.

     Non-performing assets, including loans of $950,000, OREO of $210,000 and securities of $4.6 million, were $5.8 million or 0.62% of total assets at September 30, 2001. At December 31, 2000, non-performing assets were $1.4 million, or 0.14% of total assets, including loans of $373,000, OREO of $50,000 and securities of $992,000. At September 30, 2000, non-performing assets were $402,000 or 0.04% of total assets, including loans and OREO.


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

     At September 30, 2001, the Company's capital exceeded all applicable regulatory requirements imposed by statute or regulations.

                                                           Amount                                       Percent
                                         -----------------------------------------      ---------------------------------------
                                                        Adequately         Well                       Adequately       Well
                                                        Capitalized     Capitalized                  Capitalized    Capitalized
                                            Actual       Minimums        Minimums         Actual       Minimums       Minimums
                                           -------      -----------     -----------       ------     ------------   -----------
People's Bancshares, Inc.
     Tier 1 leverage capital               $64,697        $37,314          n/a              6.94%          4.00%         n/a
     Tier 1 capital                         64,697         20,913          n/a             12.37%          4.00%         n/a
     Total capital                          76,077         41,825          n/a             14.55%          8.00%         n/a

People's Savings Bank of Brockton
     Tier 1 leverage capital               $70,532        $37,265        $46,581            7.57%          4.00%        5.00%
     Tier 1 capital                         70,532         20,861         31,292           13.52%          4.00%        6.00%
     Total capital                          74,606         41,722         52,153           14.31%          8.00%       10.00%


     As discussed below under "OTHER INFORMATION" both the Company and People's Savings Bank of Brockton have agreed to maintain minimum Tier 1 leverage capital ratios greater than the "Adequately Capitalized Minimums" shown in the foregoing table.


     PART II

     ITEM 5. OTHER INFORMATION

     The Company suspended its common stock dividend in the first quarter of 2001 and terminated its stock repurchase program in the third quarter of 2000. These actions are intended to accelerate capital growth and maintain compliance with targeted regulatory capital levels.

     On December 5, 2000, the Company entered into a formal agreement with the Federal Reserve Bank of Boston (the "Reserve Bank") pursuant to which the Company has agreed, among other matters, to obtain written approval from the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors (the "Director") prior to declaring or paying any dividends or making any distributions of interest, principal, or other sums on its subordinated debentures. The Company is also required to maintain a minimum consolidated Tier 1 leverage capital ratio of not less than 5%. At September 30, 2001, the Company's consolidated Tier 1 leverage capital ratio was 6.94%. This agreement also requires the Company receive written approval from the Reserve Bank to increase borrowings or renew any existing debt. Although there are no assurances that the Company will receive regulatory approval in the future, the Company has received the necessary approvals to make all scheduled payments on the subordinated debt since the Company entered into the agreement.

     On June 27, 2000, the Bank entered into an informal agreement with its regulators, the FDIC and the Massachusetts Commissioner of Banks, pursuant to which the Bank has agreed, among other matters, to develop plans to reduce over time the level of its investment in trust preferred securities to less than 100% of its Tier 1 leverage capital. In addition, the Bank has agreed to achieve and subsequently maintain a Tier 1 leverage capital ratio of not less than 6.5% of total assets. At September 30, 2001, the Bank's Tier 1 leverage capital ratio was 7.57%. Additional provisions of this agreement require the Bank to assess the Bank's management and staffing needs, develop revised strategic and capital plans, improve the quality of the investment portfolio and investment administration, improve liquidity and the management thereof, develop a plan for reducing interest rate risk exposure and address other operational issues. All required plans have been submitted as of September 30, 2001.

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

     On July 2, 2001, the Company announced it had engaged the firm of Arthur Andersen LLP as its independent auditors.

     People's maintains twelve banking locations in Southeastern Massachusetts and 12 loan production offices in Massachusetts, Rhode Island, Connecticut, Maryland and Virginia. The Company trades under the symbol "PBKB" and is quoted on the NASDAQ National Market System.


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

     The Board's limits on interest rate risk specify that if interest rates rise or fall by 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 10% and for the next 12 months should decline by less than 20%. Based upon the Bank's current methodology, the Company was not in compliance with this limit at September 30, 2001.


                        200 Basis Point           200 Basis Point
                           Increase                   Decrease
                        ---------------           ---------------
     Year 1                (0.79)%                      (0.59)%
     Year 2                18.56                       (36.67)

     The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring the interest rate sensitivity gap. The following table, referred to as the "Gap Table," sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2001, that are expected to reprice or mature in each of the future time periods shown. The Gap Table does not necessarily indicate the impact of general interest rate movements on net interest income because actual repricing dates of various assets and liabilities are subject to customer discretion, competitive and other pressures. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayments. Mortgage prepayment rates will vary due to a number of factors, including the regional economy in the area where the underlying mortgages were originated, seasonal factors, demographic variables and the assumability of the underlying mortgages. However, the primary factors affecting prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. In addition, callable features of certain assets and liabilities may cause actual experience to vary from that indicated. Included in this table are $20 million of callable securities at fair value, classified according to their maturity dates, which are within the over five years category. Also, included in this table are $264 million of callable borrowings, classified according to their maturity dates, which are within the over five years category. Of such borrowings, $78 million is callable within one year and at various times thereafter. There can be no assurances that these borrowings will not be called in the future, particularly in a rising interest rate environment.


Interest Rate Sensitivity Analysis


(Dollars in thousands)                                        At September 30, 2001
                            ---------------------------------------------------------------------------------------------
                            One Year       1-2               2-3           3-4         4-5           Over 5
                            or Less       Years             Years         Years       Years           Years       Total
                            --------     --------          --------      --------    --------        --------    --------
INTEREST SENSITIVE ASSETS:
Fed Funds Sold              $170,100     $      -          $      -      $      -    $      -        $      -    $170,100
  Average interest rate            3%                                                                                   3%
Securities                    57,588       16,815            13,784        11,678       9,904         163,512     273,281
  Average interest rate         5.70%        6.12%             6.17%         6.17%       6.17%           7.41%       6.80%
Adjustable-rate loans        208,752       53,497            27,706        13,215       3,448           1,621     308,239
  Average interest rate         7.23%        7.30%             8.08%         7.94%       8.39%           6.90%       7.36%
Fixed-rate loans              29,806       25,316            17,359        12,772      14,165          31,946     131,364
  Average interest rate         7.86%        7.86%             7.70%         7.69%       7.70%           7.31%       7.67%
                            --------     --------          --------      --------    --------        --------    --------
 Total                       466,246       95,628            58,849        37,665      27,517         197,079     882,984
                            ========     ========          ========      ========    ========        ========    ========

INTEREST SENSITIVE LIABILITIES:
NOW                                -           -                  -             -           -          59,419      59,419
  Average interest rate                                                                                   .50%        .50%
Savings                            -           -                  -             -           -          77,205      77,205
  Average interest rate                                                                                  1.62%       1.62%
Money market                  37,416           -                  -             -           -               -      37,416
  Average interest rate         2.59%                                                                                2.59%
Term deposits                241,062       20,774             6,933         1,698       1,224             801     272,492
  Average interest rate         4.26%        4.94%             5.73%         5.98%       6.09%           2.33%       4.36%
Borrowed funds                   941           -                  -        18,000           -         263,500     282,441
  Average interest rate          2.0%                                        5.89%                       5.92%       5.90%
Subordinated debentures            -           -                  -             -           -          23,800      23,800
  Average interest rate            -           -                  -             -           -           10.72%      10.72%
                            --------     --------          --------      --------    --------        --------    -------
Total                       $279,419     $ 20,774          $  6,933        19,698       1,224         424,725     752,773
                            ========     ========          ========      ========    ========        ========    ========

Interest rate sensitivity
   gap                      $186,827     $ 74,854          $ 51,916      $ 17,967    $ 26,293       $(227,646)   $130,211
Cumulative interest rate
   sensitivity gap                        261,681           313,597       331,564     357,857         130,211


                           PART II - OTHER INFORMATION



ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits

Exhibit    Description
-------    -----------

  (b)      The Company filed a Report on Form 8-K on October 1, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLE'S BANCSHARES, INC.


      11/14/2001                      By:  /s/ Richard S. Straczynski
      ---------------------               ----------------------------------
      Date                                Richard S. Straczynski
                                          President and Chief Executive Officer




      11/14/2001                      By: /s/ James K. Hunt
      ---------------------               ----------------------------------
      Date                                James K. Hunt
                                          Executive Vice President/Finance &
                                          Administration and Chief Financial
                                          Officer

                                  EXHIBIT INDEX


Exhibit     Description
-------     -----------

  (b)       The Company filed a Report on Form 8-K on October 1, 2001.